Form 10KSB
period 2002-03-31
TARI INC
filed 2003-04-16
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    For the fiscal year ended March 31, 2002

                          Commission File No. 001-31669


                                   TARI, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or Organization)

                                   98-0339-560
                     (I.R.S. Employer Identification Number)


                     9 Langton Close Woking, Surrey, England
                          Phone: (011) 44 1483 850 329

   (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                  Securities registered under Section 12(b) of
                               the Exchange Act:
                                      none

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                                  Common Stock
                                (Title of class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes y No o

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


(Continued on Following Page)

       State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 2,500,000 shares of the Company's common stock issued and outstanding.

         State the issuer's revenues for its most recent fiscal year:
Net loss of $39,696

Documents Incorporated by Reference:

         None

This Form 10-KSB consists of

Exhibit Index is located at Page



                               TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                                   TARI, INC.
                                                                                                                           Page
Facing Page
Index
PART I
Item 1.     Description of Business                                                                                           1
Item 2.     Description of Property                                                                                           8
Item 3.     Legal Proceedings                                                                                                 8
Item 4.     Submission of Matters to a Vote of Security Holders                                                               8
PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                         8
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations                             8
Item 7.     Financial Statements                                                                                        F-1-F-10
Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure                                               13
PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act   13
Item 10.    Executive Compensation                                                                                            14
Item 11.    Security Ownership of Certain Beneficial Owners and Management                                                    14
Item 12.    Certain Relationships and Related Transactions                                                                    14
PART IV
Item 13.    Exhibits and Reports on Form 8-K                                                                                  15
SIGNATURES                                                                                                                    16


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.


History And Organization

Tari, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on May 2, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of our public offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

On May 15, 2001, we acquired a 20 year mining lease from Kim Drossulis, the owner of two un-patented lode mineral claims, sometimes referred to as the "SP Project," located approximately 20 miles southeast of Reno, Nevada and about 1.5 miles from Virginia City, Nevada. Mr. Drossulis was referred to Tari by Trevor Isfeld, a business associate of Amy Chuang. Mr. Isfeld has been involved in several gold mining ventures. An un-patented claim is one in which more assessment work is necessary before all mineral rights can be claimed. We are presently in the pre-exploration stage and there is no assurance that a commercially viable precious mineral deposit exists in our property until appropriate geological exploration is done and a final comprehensive evaluation concludes that there is economic and legal feasibility to conduct mining operations.

The exploration program proposed by Tari is designed to determine whether mining operations would be economically feasible. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. Some of the factors that would be used by to determine whether to proceed with mining operations would be the data generated by our proposed exploration program. This data will be evaluated to confirm that a mineral deposit is sufficiently defined on three or more sides. Another factor would be investigation into whether a buyer or a market exists for the minerals and the prevailing market price for the minerals.

A lease for the claims was executed by us with Mr. Drossulis who is our landlord. Under the terms of the lease, Tari may extend the initial term of 20 years for one additional period of 20 years provided that all conditions of the lease have previously been met. Tari has the exclusive possession of the property for mining purposes during the term of the lease.

Under the terms of the lease, Tari must pay an annual royalty as follows, of which the first payment of $5,000 has already been made:



Anniversary Date                           Amount
----------------                           ------
May 15, 2002                             $10,000.00
May 15, 2003                             $15,000.00
May 15, 2004                             $20,000.00
May 15, 2005                             $25,000.00
May 15, 2006 and thereafter              $50,000.00



If Tari fails to meet the above lease payments, the lease may be terminated if the landlord gives written notice of such default. After receipt of default, Tari has 15 days to cure the default. In addition, the lease may be terminated if Tari fails to make federal, state, and county maintenance payments or filing fees at least 15 days prior to due date. In that event, the landlord must notify Tari of a possible default. After 10 days, if the default is not cured the landlord may initiate payment on the claims. Tari will be able to cure this default by reimbursing all federal, state and county payments made by the landlord plus a 20% penalty within 30 days.

Under applicable federal, state, and county laws and regulations, annual mining claim maintenance or rental fees are required to be paid by Tari for the un-patented mining claims which constitute all or part of the leased property, beginning with the annual assessment work period of September 1, 2002 to September 1, 2003. Tari must timely and properly pay the federal, state, and county annual mining claim maintenance or rental fees, and must execute and record or file, as applicable, proof of payment of the federal, state, and county annual mining claim maintenance or rental fees and the landlord's intention to hold the un-patented mining claims. If Tari does not terminate the agreement before June 1 of any subsequent lease year, Tari will be obligated either to pay the federal, state, and local annual mining claim maintenance or rental fees for the property due that year or to reimburse the landlord.

Tari also has the right to buy out the landlord's interest in exchange for a payment of $5,000,000 from which royalty payments made up to the time of the buyout may be deducted. If a buyout occurs, Tari must also pay the landlord a perpetual 4% royalty on all minerals recovered from the property.

The lease may be terminated at any time by Tari provided that we give written notice 30 days prior to relinquishing the leased property. In the event Tari desires to terminate the agreement after June 1 of any year, we are responsible for all federal, state, and county maintenance and filing fees for the next assessment year regarding the leased property. In addition, we must deliver to the landlord in reproducible form all data generated or obtained for the leased property, whether factual or interpretive. Finally, we must quitclaim to the landlord all claims located or acquired by us.

Our business activities to date have been restricted to obtaining a report from our mining engineer, Edward P. Jucevic, and preparing this offering. Mr. Jucevic's report details the geological and mining history of the claims leased by Tari, including the land status, climate, geology and mineralization. Mr. Jucevic has not performed any actual exploration on the property for us. Instead, Mr. Jucevic has reviewed the available literature on our claims and the surrounding areas.

Mr. Jucevic has concluded that based upon previous exploration activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations. Tari has leased two "SP" un-patented lode mining claims, SP #1 and SP #2, comprising approximately 30 acres. These claims are recorded in the Storey County recorder's office and with the United States Bureau of Land Management (BLM). The BLM serial numbers are NMC # 823682, 823683 with title held by Mr. Kim Drossulis, our lessor. The land on which the claims are located belongs to the United States Forest Service. All requisite federal and state fees and filings have been paid and are current.

The SP claims are located within a cluster of patented mining claims of third party ownership. As part of our exploration program, Mr. Jucevic has recommended that four neighboring patented claims be leased by us. We estimate the cost of leasing these claims to be $5,000 each for one year for a total of $20,000.

The property leased by Tari covers lands credited with sporadic gold production dating to the late 1850's. There is no recorded production and little published information on our claims. In 1981, however, Houston International Mining Corporation did investigate the ground covered by our claims. This investigation revealed gold mineralization over a 25 foot interval at a depth of 45 to 70 feet. Mr. Jucevic believes this would justify a direct target for drilling. This target area has never been followed up since the work performed in 1981. In addition, Mr. Jucevic believes that other claims in the vicinity of our claims have geologically significant features that trend in the direction of our claims to an extent such as to justify further exploration. Consequently, he has concluded that there is a reasonable potential that additional exploration and drilling will outline important mineral reserves.

A two phase exploration and drilling program has been proposed. Phase 1, including a recommendation to lease four neighboring patented claims and perform drilling and assaying, with estimated costs of $89,000, followed by a Phase 2 with estimated costs of $82,000. The purpose of our public offering is to finance the implementation of Phase I. Phase 2 would involve more extensive drilling and assaying. If commercially viable mineralization is found, of which there is no assurance, we anticipate that development costs would range between $2,000,000 to $12,000,000, depending upon the type of mineralization, the rate of return, the production rate, and the type of mining and ore processing that is utilized.

Mr. Jucivec is a mining engineer with offices at 1100 15th St., No. 95C, Sparks, NV 89431. He graduated from the Colorado School of Mines with an Engineer of Mines Degree in 1961, and graduated from the University of Nevada, Reno, Mackay School of Mines with a Masters Degree in Metallurgical Engineering in 1970. He is a Registered Professional Mining Engineer. Registration Number: 2995-Nevada:
Registration Number 13691-Arizona and licensed to work throughout the United States. He has been practicing the profession since graduating from the Colorado School of Mines. In addition, Mr. Jucivec is a member of the Society for Mining, Metallurgy, and Exploration Engineers and the Geological Society of Nevada. Mr. Jucivec has no direct or indirect interest in the SP property and will not be given any an interest in Tari's mining claims or securities. Mr. Jucivec's report, dated May 9, 2001, is based on his examination of published and unpublished reports, maps, cross-sections, geochemical data and drill data.

Location and Access

The SP claims are located in Storey County, Nevada approximately 20 miles southeast of Reno and 1.5 miles northeast of Virginia City, Nevada. Access can be had to our claims from Reno, Nevada by following state Highway 341 to Virginia City, then traveling approximately 1.75 miles east along Six Mile Canyon Road to the Seven Mile Canyon dirt road. The claims lie approximately one mile to the north on the eastern side of Seven Mile Canyon Road.

Claim Status

Tari has obtained a mining lease on two valid un-patented lode mining claims on file with the United States Bureau of Land Management (BLM) records in Reno, Nevada in the name of Kim Drussolis. The claims are filed with the BLM as follows:



CLAIM NAME                          BLM SERIAL NUMBER
----------                          -----------------
SP-1                                NMC 823682
SP-2                                NMC 823683



The leased property is comprised of approximately 30 acres. Rental fees assessed by the BLM are $200.00 annually and intent to hold fees assessed by the State of Nevada are $11.00. These fees have been paid through August 31, 2002. The surrounding land is owned by the United States Forest Service and is open for staking. Mr. Jucevic recommends that at least 3 additional patented claims be leased owing to a cluster of claims within a probable mineralized area that includes our claims.

Climate And Local Resources

The claims leased by Tari are located at elevations ranging from 5900 to 7950 feet in gently rolling hills covered with sagebrush and Pinion pines. The climate is temperate with moderate snow cover from December to March. Groundwater is plentiful. Power lines are located near the property. The closest population center is Virginia City, Nevada, located about 1.5 miles to the northeast.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our leasehold, and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our claims.

We do not claim to have any minerals or reserves whatsoever at this time on any of our claims. We intend to implement an exploration program and to proceed in the following two phases:

Phase I will cost $89,000.00. Under Phase I, we intend to lease four patented claims in the area in addition to our claims. Leasing these patented claims consolidates the area of our claims in the event and allows for us to expand our potential development beyond the boundaries of the claims currently leased by us. In addition, fractional unclaimed land between the these patented claims and our claims will be staked as the first step in the technical evaluation. Then, the existing geological mapping base will be expanded along with rock and soil sampling. Five drill holes are then proposed to test depth extensions of a 100 foot air track hole drilled in 1981. This would include one hole drilled as a twin to the hole drilled in 1981 and the other four as 100' or 200' stepouts in a star pattern around the center hole. Two additional holes are proposed based on data generated from the geologic mapping and rock and soil sampling.



Work Program Recommended                                                    Cost
------------------------                                                    ----
PHASE I
Lease four patented claims                                                 $20,000
Claim Staking                                                                1,000.
Claim Filing Fees                                                            1,000.
Geological Mapping + Map compilation                                         5,000.
Soil and Rock Sampling                                                       2,000.
Bonding for Drill Program                                                    5,000.
Drill Site Construction                                                      3,000.
Drilling (reverse circulation; 7 holes , 500' ea. @ $10/ft)                 35,000.
Assay Drill Samples (350 @ ~$12 ea)                                          4,000
Wages, Per Diem, Vehicle - Drill Geologist                                   8,000.
Reclamation                                                                  5,000.
                                                                           --------
                                                                           $89,000.



Upon completion of Phase I, we will determine whether to proceed to Phase II. Justification for continuing into a Phase II program on our property is largely dependent upon drill results from the seven proposed holes planned during Phase
1. Leasing adjacent patented claims is important, but failure to do so would not stop the exploration program from continuing to Phase II. If one or more of the proposed holes drilled in Phase I returns a find of mineralization similar in grade and in thickness as previously discovered in the 1981 hole, a Phase 2 program would be considered. Gold assays of 0.012 ounces per ton would be sufficient to justify proceeding to Phase II. This phase would consist of drilling an additional 10 holes to a depth of 500 feet each and thereafter collect and analyze assays. The cost of Phase II would be approximately $82,000.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production point in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

The initial drill program outlined in Phase I will be conducted on B.L.M. lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $5000.00. The water permit and fee is included in the reclamation cost which is estimated to be $1000.00.

We would be subjected to the B.L.M. rules and regulations governing exploration on federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources (potentially valuable cultural artifacts that are more than 50 years old such as cabins that may be located on the property), geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Tari anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Tari will consider hiring technical consultants as funds from our public offering and additional offerings or revenues from operations in the future permit. At present, our only employee is our sole officer.

Employees and Employment Agreements

At present, we have no employees, other than Ms. Chuang, our president and sole director who has received no compensation for her services. Ms. Chuang does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

ITEM 2. DESCRIPTION OF PROPERTY
A lease for the claims was executed by us with Mr. Drossulis who is our landlord. Under the terms of the lease, Tari may extend the initial term of 20 years for one additional period of 20 years provided that all conditions of the lease have previously been met. Tari has the exclusive possession of the property for mining purposes during the term of the lease.

Under the terms of the lease, Tari must pay an annual royalty as follows, of which the first payment of $5,000 has already been made:



Anniversary Date                           Amount
----------------                           ------
May 15, 2002                             $10,000.00
May 15, 2003                             $15,000.00
May 15, 2004                             $20,000.00
May 15, 2005                             $25,000.00
May 15, 2006 and thereafter              $50,000.00



If Tari fails to meet the above lease payments, the lease may be terminated if the landlord gives written notice of such default. After receipt of default, Tari has 15 days to cure the default. In addition, the lease may be terminated if Tari fails to make federal, state, and county maintenance payments or filing fees at least 15 days prior to due date. In that event, the landlord must notify Tari of a possible default. After 10 days, if the default is not cured the landlord may initiate payment on the claims. Tari will be able to cure this default by reimbursing all federal, state and county payments made by the landlord plus a 20% penalty within 30 days.

Under applicable federal, state, and county laws and regulations, annual mining claim maintenance or rental fees are required to be paid by Tari for the un-patented mining claims which constitute all or part of the leased property, beginning with the annual assessment work period of September 1, 2002 to September 1, 2003. Tari must timely and properly pay the federal, state, and county annual mining claim maintenance or rental fees, and must execute and record or file, as applicable, proof of payment of the federal, state, and county annual mining claim maintenance or rental fees and the landlord's intention to hold the un-patented mining claims. If Tari does not terminate the agreement before June 1 of any subsequent lease year, Tari will be obligated either to pay the federal, state, and local annual mining claim maintenance or rental fees for the property due that year or to reimburse the landlord.

Tari also has the right to buy out the landlord's interest in exchange for a payment of $5,000,000 from which royalty payments made up to the time of the buyout may be deducted. If a buyout occurs, Tari must also pay the landlord a perpetual 4% royalty on all minerals recovered from the property.

The lease may be terminated at any time by Tari provided that we give written notice 30 days prior to relinquishing the leased property. In the event Tari desires to terminate the agreement after June 1 of any year, we are responsible for all federal, state, and county maintenance and filing fees for the next assessment year regarding the leased property. In addition, we must deliver to the landlord in reproducible form all data generated or obtained for the leased property, whether factual or interpretive. Finally, we must quitclaim to the landlord all claims located or acquired by us.


ITEM 3. LEGAL PROCEEDINGS

       There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. The Company is applying to have its securities quoted on the Over-The-Counter Bulletin Board (OTCBB).

(b)    Holders. There are 33 shareholders of our common stock.

(c) Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending March 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

We are a start-up, pre-exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

To meet our need for cash we are attempting to raise money from our public offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from our public offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are pre-exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 2, 2001

We just recently acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or pre-exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As of December 31, 2002 we had incurred losses of $60,091.

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 2, 2001 to May 31, 2001 was $25,000 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing our public offering.

Tari's plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program. We can commence Phase I assuming at least 50% of the offering is sold. However, the total cost of Phase I is estimated to be $89,000.00 and therefore can not be completed unless approximately 85% the offering is sold. We have no plan to engage in any alternative business if Tari ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

Phase I will involve leasing of neighboring patented claims at an estimated cost of $20,000. Filing and claim staking fees are anticipated to be $2,000. We will then initiate drilling for soil sample areas of potential interest including 7 holes 500 feet deep in the suspected areas that indicate the presence of ore. Costs associated with this activity will include $5,000 for geological mapping, $2,000 for soil and rock sampling, $5,000 for bonding the drilling program, $3,000 for drill site construction, $35,000 for drilling, $4,000 for assaying drill samples, $8,000 for a geologist and $5,000 for reclamation. The total cost of Phase I is estimated to be $89,000 and will take approximately two months to complete.

Upon completion of Phase I, we will determine whether to proceed to Phase II. The discovery of mineralization during the Phase I program consistent with discoveries made on our claims in 1981 will be sufficient justification to proceed to Phase II. Phase II is designed to further identify areas of mineralization on our claims. In addition, we will may make investigations into whether a buyer or a market exists for our mineral products and analyze whether the minerals can be extracted by us for a profit.

Our public offering will only be adequate to finance Phase I. Assuming we decide to proceed with Phase II, we will be required to obtain additional financing. Phase II will consist of more extensive drilling of 10 holes averaging 500 fee deep to determine the extent, depth and dip of ore discovered in Phase I. We anticipate incurring costs of $3,000 for drill site construction, $50,000 for drilling, $12,000 for assays, $12,000 for a geologist and $5,000 for reclamation in Phase II. It is anticipated that Phase II will cost approximately $82,000 and take approximately two months to complete.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, Ms. Chuang has paid $25,000 in cash in exchange for 5,000,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. As of December 31, 2002 we had sustained operating losses of $60,091.

We will be required to sell at least 50% of our public offering before commencing Phase I of our planned exploration program. In addition, unless approximately 85% of the offering is sold, we will not be able to complete Phase
I. Assuming sufficient funds are raised in our public offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise an additional $89,000.00.

According to the terms or our mining lease, we are obligated by May 15, 2002 to pay a minimum royalty of $10,000. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet this obligation.

ITEM 7. FINANCIAL STATEMENTS

                                   TARI, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                           PAGE
Independent Auditors' Report                                                                                                F-2
Consolidated balance sheets as of March 31, 2002 and 2001                                                                   F-3
Consolidated statements of operations for the years ended March 31, 2001 and 2000                                           F-4
Consolidated statements of stockholders' deficit for the years ended March 31, 2001 and 2000                                F-5
Consolidated statements of cash flows for the years ended March 31, 2001 and 2000                                           F-6
Notes to consolidated financial statements                                                                                  F-7

                                   TARI, INC.



                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                             (Stated in US Dollars)

                         [LETTERHEAD OF AMISANO HANSON]


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Tari Inc.

We have audited the accompanying balance sheet of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the period May 2, 2001 (Date of Incorporation) to March 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2002 and the results of its operations and its cash flows for the period from May 2, 2001 (Date of Incorporation) to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                "AMISANO HANSON"
June 3, 2002                                  Chartered Accountants



                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                  BALANCE SHEET
                                 March 31, 2002
                             (Stated in US Dollars)



                                                     ASSETS
Current
                                                                                                 $            -


                                                   LIABILITIES
Current
   Bank indebtedness                                                                             $           39
   Accounts payable and accrued liabilities                                                              12,827
   Due to shareholders                                                                                    1,830

                                                                                                         14,696


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      2,500,000 shares issued                                                                             2,500
Additional paid-in capital                                                                               22,500
Deficit accumulated during the pre-exploration stage                                                (    39,696)

                                                                                                    (    14,696)

                                                                                                 $            -

Nature and Continuance of Operations - Note 1
Commitments - Note 3
Subsequent Event - Note 3



                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                                    May 2, 2001
                                                                                                  (Date of Incor-
                                                                                                   -poration) to
                                                                                                  March 31, 2002
Expenses
   Audit and accounting fees                                                                     $          6,533
   Bank charges                                                                                               194
   Consulting fees                                                                                          5,000
   Incorporation costs                                                                                        900
   Legal fees                                                                                              21,601
   Office expenses                                                                                            268
   Resource property - Note 3                                                                               5,200

                                                                                                           39,696

Net loss for the period                                                                          $         39,696

Basic and diluted earnings per share                                                             $          0.01

Weighted average number of shares outstanding                                                           2,284,836




                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                May 2, 2001
                                                                              (Date of Incor-
                                                                                poration) to
                                                                               March 31, 2002
Operating Activities
   Net loss for the period                                                    $  (      39,696)

   Change in non-cash working capital items related to operations:
     Accounts payable                                                                   12,827
     Due to shareholder                                                                  1,830

                                                                                 (      25,039)

Cash Flows provided by Financing Activity
   Proceeds from shares issued                                                          25,000

Decrease in cash during the period                                               (          39)

Cash, beginning of the period                                                                -

Cash (bank indebtedness), end of the period                                   $  (          39)

Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                                 $              -

     Income taxes                                                             $              -




                                    TARI INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                   EQUITY for the period May 2, 2001 (Date of
                        Incorporation) to March 31, 2002
                             (Stated in US Dollars)


                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                     -----------------------------------
                                          Number          Par Value         Capital             Stage             Total

Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -    (      39,696)      (      39,696)

Balance, March 31, 2002                     2,500,000 $          2,500  $         22,500 $  (      39,696)   $  (      14,696)


                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             NOTES TO THE FINANCIAL
                 STATEMENTS for the period May 2, 2001 (Date of
                        Incorporation) to March 31, 2002
                             (Stated in US Dollars)

Note 1        Nature and Continuance of Operations

              The company is in the pre-exploration stage. The company has entered into a lease agreement to explore and mine a pre-exploration property located in the State of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $39,696 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The company was incorporated in Nevada on May 2, 2001 and its fiscal year end is March 31.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Pre-exploration Stage Company

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

              Resource Property

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes

          The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

              Basic Loss Per Share

              The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

              Fair Value of Financial Instrument

              The carrying value of the Company's financial instruments, consisting of cash, and term deposits, accounts receivable and accounts payable approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion or a feasibility study or the Company's commitments to plan of action based on the know facts.

              New Accounting Standards
              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Commitments

              a)  Mining Lease

                  By a lease agreement effective May 15, 2001 and subsequently amended in April 2002, the company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

                  Minimum Advance Royalty Payments:

                     The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid)
-        $1,250 on or before May 15, 2002 (subsequently paid)
-        $8,750 on or before November 15, 2002
-        $15,000 on May 15, 2003
-        $20,000 on May 15, 2004
-        $25,000 on May 15, 2005
-        $50,000 on May 15, 2006 and thereafter

                     The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

                  Performance Commitment:

                     In the event that the Company terminates the lease after June 1, of any year it is required to pay all federal and state mining claim maintenance fees for the nest assessment year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

              b)  Initial Public Offering

               The Company has filed a SB-2 registration statement, which includes an initial public offering of 2,500,000 common shares at $0.05 per share. our public offering is subject to regulatory approval.

Note 4        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109"), which is effective for fiscal years beginning after December 15, 1992. FAS 109, requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the company's deferred tax assets:

                                                                Total
             Deferred Tax Assets
               Non-capital loss carryforward               $        5,954
             Valuation allowance for deferred tax asset       (     5,954)

                                                          $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5        Corporation Income Tax Losses

              At March 31, 2002, the Company has accumulated non-capital losses totalling $39,696, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2022. The potential benefit of these losses, if any, has not been recorded in the financial statements.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

       The following table reflects all forms of compensation for services to us for the years ended March 31, 2002 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                                 Awards
                                           Annual Compensation
                                                                                       Securities      Payouts
                                                                                       Underlying
                                                                                        Options/
                                                                                          SARs
                                                                                          (#)
                                                            Other     Restricted                                    All
                                                            Annual       Stock                                     Other
                                                         Compensation  Award(s)                                 Compensation
                                                             ($)          ($)                                       ($)
Name and Principal            Year  Salary     Bonus                                                     LTIP
Position                              ($)       ($)                                                    Payouts
                                                                                                         ($)
THEODORE TSAGKARIS           2002   0   0      0        0             0               0                0       0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(16)     and (b) Security Ownership of Certain Beneficial Owners and Management.

       The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Title of     Name and Address of Beneficial Owner       Amount and   Percent of
  Class                                                  Nature of       Class
                                                         Beneficial
                                                         Ownership
Common    THEODORE TSAGKARIS                            2,500,000      100.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the organization of Tari, Amy Y.E. Chuang, the founding shareholder, President, Secretary-Treasurer and Director of our company, has paid $25,000.00 cash to purchase 2,500,000 shares of common stock on May 2, 2001.

Tari presently has no office facilities has used as its business address the office of management on a rent free basis, until such time as the business operations of our company may require more extensive facilities and our company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to our company on such a basis for any specific length of time.

We have no formal written employment agreement or other contracts with our officer, and there is no assurance that the services to be provided by them, and facilities to be provided by management will be available for any specific length of time in the future. Management anticipated initially devoting up to approximately 15 to 20 hours per week of her time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, management is prepared to devote more time to our company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our company would be determined if and when such arrangements become necessary.

On September 26, 2002 Ms. Chuang sold all of her 2,500,000 shares of common stock to Theodore Tsagkaris in a privately negotiated transaction.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**


*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 17, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 17, 2001 and are incorporated by reference herein.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.

                             Tari, Inc.
                            (Registrant)
 By:                    /s/  THEODORE TSAGKARIS
                           Dallas Robinsoin


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003, 2002.

 /s/   THEODORE TSAGKARIS
     THEODORE TSAGKARIS, Director

                               Tari, INC.

       Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended March 31, 2002

EXHIBITS

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**



*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 17, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 17, 2001 and are incorporated by reference herein.

                                 CERTIFICATIONS*
I, THEODORE TSAGKARIS, certify that:
1. I have reviewed this annual report on Form 10-KSB of  Tari, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:April 15, 2003
THEODORE TSAGKARIS
/s/THEODORE TSAGKARIS, CEO and Principal
Financial Officer * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.