Form 10QSB
period 2002-12-31
TARI INC
filed 2003-04-16
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                         Quarterly Report For The Period
                              Ended March 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2002 was 2,500,000 common shares.

PART ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended June 30, 2002 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

History And  Organization

Tari, Inc. (the "Company") was recently  incorporated
under the laws of the state of Nevada on May 2, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

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

A two phase exploration and drilling program has been proposed. Phase 1, including a recommendation to lease four neighboring patented claims and perform drilling and assaying, with estimated costs of $89,000, followed by a Phase 2 with estimated costs of $82,000. The purpose of this offering is to finance the implementation of Phase I. Phase 2 would involve more extensive drilling and assaying. If commercially viable mineralization is found, of which there is no assurance, we anticipate that development costs would range between $2,000,000 to $12,000,000, depending upon the type of mineralization, the rate of return, the production rate, and the type of mining and ore processing that is utilized.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Tari will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Ms. Chuang.

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

The lease may be terminated at any time by Tari provided that we give written notice 30 days prior to relinquishing the leased property. In the event Tari desires to terminate the agreement after June 1 of any year, we are responsible for all federal, state, and county maintenance and filing fees for the next assessment year regarding the leased property. In addition, we must deliver to the landlord in reproducible form all data generated or obtained for the leased property, whether factual or interpretive. Finally, we must quitclaim to the landlord all claims acquired by us.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 2, 2001 to May 31, 2001 was $25,000 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing this offering.

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

This offering will only be adequate to finance Phase I. Assuming we decide to proceed with Phase II, we will be required to obtain additional financing. Phase II will consist of more extensive drilling of 10 holes averaging 500 fee deep to determine the extent, depth and dip of ore discovered in Phase I. We anticipate incurring costs of $3,000 for drill site construction, $50,000 for drilling, $12,000 for assays, $12,000 for a geologist and $5,000 for reclamation in Phase
II. It is anticipated that Phase II will cost approximately $82,000 and take approximately two months to complete.

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

We will be required to sell at least 50% of this offering before commencing Phase I of our planned exploration program. In addition, unless approximately 85% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in this offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise an additional $89,000.00.

According to the terms or our mining lease, we are obligated by May 15, 2002 to pay a minimum royalty of $10,000. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet this obligation.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - 99.1

     (b)  Reports  on Form 8-K - NONE




                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BREAM VENTURES, INC.

Dated: April 15, 2003
/s/ THEODORE TSAGKARIS
THEODORE TSAGKARIS
Chief Executive Officer

                                 CERTIFICATIONS*


I, THEODORE TSAGKARIS, certify that;

1.   I have reviewed this quarterly report on Form10-QSB of Tari, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ THEODORE TSAGKARIS
THEODORE TSAGKARIS
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, THEODORE TSAGKARIS, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Tari, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc.
By:
/s/THEODORE TSAGKARIS
THEODORE TSAGKARIS
Chief Executive Officer &
Chief Financial Officer
Date: April 15, 2003





                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2002 and March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                     ASSETS
                                                                                 June 30,           March 31
                                                                                   2002               2002
                                                                                   ----               ----
Current
   Cash                                                                      $        1,035      $            -


                                                   LIABILITIES
Current
   Bank indebtedness                                                        $             -      $           39
   Accounts payable and accrued liabilities                                          13,912              12,827
   Due to shareholders                                                                4,655               1,830

                                                                                     18,567              14,696


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      2,500,000 shares issued                                                         2,500               2,500
Additional paid-in capital                                                           22,500              22,500
Deficit accumulated during the pre-exploration stage                            (    42,532)        (    39,696)

                                                                                (    17,532)        (    14,696)

                                                                            $         1,035      $            -





                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                for the three months ended June 30, 2002, for the
                 period May 2, 2001 to June 30, 2001 and for the
                  period May 2, 2001 (Date of Incorporation) to
                                  June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                    May 2, 2001
                                                             Three months       May 2, 2001       (Date of Incor-
                                                                ended                to            -poration) to
                                                            June 30, 2002      June 30, 2001       June 30, 2002
                                                            -------------      -------------       -------------
Expenses
   Audit and accounting fees                               $          1,000   $              -   $          7,533
   Bank charges                                                          75                 53                269
   Consulting fees                                                        -                  -              5,000
   Incorporation costs                                                    -                900                900
   Legal fees                                                             -                  -             21,601
   Office expenses                                                        -                  -                268
   Resource property - Note 3                                         1,556              5,000              6,756
   Transfer agent and filing fees                                       205                  -                205

Net loss for the period                                    $  (       2,836)  $  (       5,953)  $  (      42,532)

Net loss per share                                         $  (       0.01)   $  (       0.02)

Weighted average number of shares outstanding                     2,500,000            267,123




                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the three months ended June 30, 2002, for the
                 period May 2, 2001 to June 30, 2001 and for the
               period May 2, 2001 (Date of Incorporation) to June
                                30, 2002 and 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                    May 2, 2001
                                                             Three months       May 2, 2001       (Date of Incor-
                                                                ended                to            poration) to
                                                            June 30, 2002      June 30, 2001       June 30, 2002
                                                            -------------      -------------       -------------
Cash Flows from Operating Activities
   Net loss for the period                                 $  (       2,836)  $  (       5,953)  $  (      52,532)
   Change in non-cash working capital items
    related to operations:
     Prepaid expenses                                                     -      (      11,000)                 -
     Accounts payable and accrued liabilities                         1,085                  -             23,912

                                                              (       1,751)     (      16,953)     (      28,620)

Cash Flows provided by Financing Activities
   Due to shareholders                                                2,825                  -              4,655
   Proceeds from shares issued                                            -             25,000             25,000

                                                                      2,825             25,000             29,655

Increase in cash during the period                                    1,074              8,047              1,035

Cash (bank indebtedness), beginning of the period             (          39)                 -                  -

Cash, end of the period                                    $          1,035   $          8,047   $          1,035

Supplementary disclosure of cash flow information Cash paid for:
     Interest                                               $             -    $             -    $             -

     Income taxes                                           $             -   $              -    $             -





                                    TARI INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENTS OF STOCKHOLDERS'
                 DEFICIENCY for the period May 2, 2001 (Date of
                         Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                     -----------------------------------
                                          Number          Par Value         Capital             Stage             Total

Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -    (      39,696)      (      39,696)

Balance, March 31, 2002                     2,500,000            2,500            22,500    (      39,696)      (      14,696)

Net loss for the period ended  June
30, 2002                                            -                -                 -    (       2,836)      (       2,836)

Balance, June 30, 2002                      2,500,000 $          2,500  $         22,500 $  (      42,532)   $  (      17,532)



                                    TARI INC.
                        (A Pre-exploration Stage Company)
                         NOTES TO THE INTERIM FINANCIAL
                 STATEMENTS for the period May 2, 2001 (Date of
                         Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2002 financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has a working capital deficiency of $17,532, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $42,532 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

              a)  Mining Lease

                  By a lease agreement effective May 15, 2001 and amended on April 5, 2002, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              -----------

              a)  Mining Lease - (cont'd)

                  Minimum Advance Royalty Payments:

                     The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid)
-        $1,250 on or before May 15, 2002 (paid)
-        $8,750 on or before November 15, 2002
-        $15,000 on May 15, 2003
-        $20,000 on May 15, 2004
-        $25,000 on May 15, 2005
-        $50,000 on May 15, 2006 and thereafter

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

              b)  Initial Public Offering

                  The Company has filed a SB-2 registration statement, which includes an initial public offering of 2,500,000 common shares at $0.05 per share. This offering is subject to regulatory approval.