Form 10QSB
period 2002-09-30
TARI INC
filed 2003-04-18
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                         Quarterly Report For The Period
                            Ended September 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2002 was 2,500,000 common shares.

PART ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended September 30, 2002 are attached hereto.

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

                              Tari, INC.

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


I, THEODORE TSAGKARIS, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Tari, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Tari, Inc.
By:
/s/THEODORE TSAGKARIS
THEODORE TSAGKARIS
Chief Executive Officer &
Chief Financial Officer
Date: April 15, 2003


                                    TARI INC.
                        (A Pre-exploration Stage Company)
                              INTERIM BALANCE SHEET
                      September 30, 2002 and March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                     ASSETS
                                                                              September 30,         March 31
                                                                                   2002               2002
                                                                                   ----               ----
Current
   Cash                                                                      $        1,401      $            -


                                                   LIABILITIES
Current
   Bank indebtedness                                                        $             -      $           39
   Accounts payable and accrued liabilities                                          17,439              12,827
   Due to related party                                                               4,655               1,830

                                                                                     22,094              14,696


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      2,500,000 shares issued                                                         2,500               2,500
Stock subscription                                                                    2,500                   -
Additional paid-in capital                                                           22,500              22,500
Deficit accumulated during the pre-exploration stage                            (    48,193)        (    39,696)

                                                                                (    20,693)        (    14,696)

                                                                            $         1,401      $            -




                                    TARI INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                  for the three and six months ended September
                30, 2002 and 2001 and for the period May 2, 2001
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                             May 2, 2001
                                                                                                              (Date of
                                               Three months ended               Six months ended          Incorporation) to
                                                 September 30,                    September 30,             September 30,
                                              2002            2001            2002            2001              2002
                                              ----            ----            ----            ----              ----
Expenses
   Audit and accounting fees            $       2,612    $       1,475   $       3,612   $       1,475      $       10,145
   Bank charges                                    49               25             124              78                 318
   Consulting fees                              3,000            3,000           3,000           4,000               8,000
   Incorporation costs                              -                -               -             900                 900
   Legal fees                                       -           20,056               -          20,056              21,601
   Office expenses                                  -               67               -              67                 268
   Mineral property costs - Note 3                  -              200           1,556           5,200               6,756
   Transfer agent and filing fees                   -                              205               -                 205

Net loss for the period                 $       5,661    $      24,823   $       8,497   $      31,776      $       48,193

Loss per share                          $        0.00    $        0.01   $        0.00   $        0.01

Weighted average number of
 shares outstanding                         2,500,000        2,500,000       2,500,000       2,500,000





                                    TARI INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                     for the six months ended September 30,
               2002 and 2001 and for the period May 2, 2001 (Date
                     of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                              May 2, 2001
                                                                                                (Date of
                                                            Six months ended               Incorporation) to
                                                              September 30,                  September 30,
                                                        2002                 2001                 2002
                                                        ----                 ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                        $ (        8,497)     $ (       31,776)   $ (       48,193)
   Change in non-cash working capital
    items related to operations
     Prepaid expenses                                            -        (        1,000)                  -
     Accounts payable and accrued
      liabilities                                            4,612                10,056              17,439
     Due to related party                                    2,825                   230               4,655

                                                    (        1,060)       (       22,490)     (       26,099)

Cash Flows from Financing Activities
   Stock subscription received                               2,500                     -               2,500
   Capital stock issued                                          -                25,000              25,000

                                                             2,500                25,000              27,500


Increase in cash during the period                           1,440                 2,510               1,401

Cash (bank indebtedness), beginning of
 the period                                         (           39)                    -                   -

Cash, end of the period                           $          1,401    $ 2,510               $          1,401

Supplementary disclosure of cash flow information: Cash paid for:
     Interest                                     $              -     $              -     $              -

     Income taxes                                 $              -     $              -     $              -


                                    TARI INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS DEFICIENCY
    for the period May 2, 2001 (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                       Additional                        During the Pre-
                               Common Shares             Paid-in            Share          exploration
                        ----------------------------
                        ----------------------------
                            Number      Par Value        Capital        Subscription          Stage             Total
                            ------      ---------        -------        ------------          -----             -----

Capital stock issued
pursuant to
 an offering                    2,500,0$0     2,500 $          22,500 $               - $               - $          25,000
memorandum for
 cash        - at $0.01

Net loss for the
period ended                            -              -            -                 -    (       39,696)   (       39,696)
 March 31, 2002

Balance, as at March            2,500,000          2,500       22,500                 -    (       39,696)   (       14,696)
31, 2002
Stock subscription                      -              -            -             2,500                 -             2,500
received
Net loss for the six
month period                            -              -            -                 -    (        8,497)   (        8,497)
 ended September 30,
2002

Balance, as at
 September 30, 2002             2,500,0$0     2,500 $          22,500 $           2,500 $  (       48,193)$  (       20,693)


                                    TARI INC.
                        (A Pre-exploration Stage Company)
          NOTES TO THE INTERIM FINANCIAL STATEMENTS September 30, 2002
                               and March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2002, the Company has a working capital deficiency of $20,693, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $48,193 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

              b)  Initial Public Offering

                  The Company has filed a SB-2 registration statement, which includes an initial public offering of 2,500,000 common shares at $0.05 per share. This offering is subject to regulatory approval. At September 30, 2002, the Company had received $2,500 in subscriptions and an additional $15,500 was received subsequent to September 30, 2002.