Form 10QSB
period 2002-12-31
TARI INC
filed 2004-03-15
CIK 1140382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2002
                                     -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    001-31669
                            -----------------

                                    TARI INC.
       -------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


            Nevada                                    98-0339560
---------------------------------           -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


    700 West Pender Street, Suite 802, Vancouver, B.C., Canada  V6C 1G8
    -------------------------------------------------------------------
                (Address of principal executive offices)

                            (604) 685-3317
                            --------------
          Registrant's telephone number, including area code


               9 Langton Close Woking, Surrey, England
-----------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of February 24, 2004.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      December 31, 2002 and March 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2002 and March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                               (Unaudited)          (Audited)
                                                   ASSETS                      December 31,         March 31
                                                   ------                          2002               2002
                                                                                   ----               ----
Current
   Cash                                                                      $       28,819      $            -
                                                                               ============        ============

                                                LIABILITIES
                                                -----------
Current
   Bank indebtedness                                                         $            -      $           39
   Accounts payable and accrued liabilities                                           4,255              12,827
   Due to related party                                                               4,655               1,830
                                                                               ------------        ------------
                                                                                      8,910              14,696
                                                                               ------------        ------------

                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        ---------------------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      2,500,000 shares issued                                                         2,500               2,500
Stock subscriptions                                                                  55,000                   -
Additional paid-in capital                                                           22,500              22,500
Deficit accumulated during the pre-exploration stage                            (    60,091)        (    39,696)
                                                                               ------------        ------------
                                                                                     19,909         (    14,696)
                                                                               ------------        -------------
                                                                             $       28,819      $            -
                                                                               ============        ============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
              for the three and nine months ended December 31, 2002
                     and 2001 and for the period May 2, 2001
                  (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ----------

                                                                                            May 2,            May 2, 2001
                                             Three months ended         Nine months     2001(Date of        (Date of Incor-
                                                                            ended      Incorporation)to       poration) to
                                                 December 31,            December 31,    December 31,         December 31,
                                             2002            2001            2002            2001                 2002
                                             ----            ----            ----            ----                 ----
Expenses
   Audit and accounting                 $          975  $        3,833  $        4,587 $        5,307      $       11,120
   fees
   Bank charges                                     65              47             188            125                 382
   Consulting fees                               7,000           1,000          10,000          5,000              15,000
   Incorporation costs                               -               -               -            900                 900
   Legal fees                                    2,359           1,545           2,359         21,601              23,960
   Office expenses                                   -             200               -            267                 268
   Mineral lease costs -                         1,500               -           3,056          5,200               8,256
    (Note 3)
   Transfer agent and                                -               -             205              -                 205
   filing fees
                                         -------------   -------------   -------------  -------------       -------------
Net loss for the period                 $       11,899  $        6,625  $       20,395 $       38,400      $       60,091
                                         -------------   -------------   -------------  -------------       -------------
Loss per share                          $         0.00  $         0.00  $         0.01 $         0.02
                                         =============   =============   =============  =============
Weighted average number of shares
outstanding                                  2,500,000       2,500,000       2,500,000      2,500,000
                                         =============   =============   =============  =============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the three and nine months ended December 31, 2002
                     and 2001 and for the period May 2, 2001
                  (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                 May 2, 2001             May 2, 2001
                                                                                  (Date of            (Date of Incor-
                                                           Nine months ended  Incorpo-ration) to        poration) to
                                                             December 31,        December 31,           December 31,
                                                                 2002                2001                   2002
                                                                 ----                ----                   ----

Cash Flows from Operating Activities
   Net loss for the period                                $   (      20,395) $   (      38,400)   $   (      60,091)

Change in non-cash working capital balances
 related to operations
  Accounts payable and accrued liabilities                    (       8,572)            13,101                4,255
  Due to related party                                                2,825                330                4,655
                                                            ---------------    ----------------       --------------
                                                              (      26,142)     (      24,969)       (      51,181)
                                                            ---------------    ----------------       --------------
Cash Flows from Financing Activities
   Stock subscriptions received                                      55,000                  -               55,000
   Capital stock issued                                                   -             25,000               25,000
                                                            ---------------    ----------------       --------------
                                                                     55,000             25,000               80,000
                                                            ---------------    ----------------       --------------
Increase in cash during the period                                   28,858                 31               28,819

Cash (bank indebtedness), beginning of the period             (          39)                 -                    -
                                                            ---------------    ----------------       --------------
Cash, end of the period                                   $          28,819  $              31    $          28,819
                                                            ===============    ================       ==============

Supplemental disclosure of cash flow
information
   Cash paid for:

     Interest                                             $               -  $               -    $               -
                                                            ===============    ================       ==============
     Income taxes                                         $               -  $               -    $               -
                                                            ===============    ================       ==============





                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     for the period May 2, 2001 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                     Deficit
                                                                                                   Accumulated
                                              Common Shares            Additional                   During the
                                        ------------------------        Paid-in       Share      Pre-exploration
                                          Number       Par Value        Capital   Subscriptions       Stage             Total
                                          ------       ---------        -------   -------------        -----            -----

Capital stock issued pursuant to        2,500,000   $      2,500   $     22,500   $          -     $          -    $     25,000
an offering memorandum for cash
- at $0.01
Net loss for the period ended
 March 31, 2002                                 -              -              -              -       (   39,696)     (   39,696)
                                        ---------    -----------     ----------    -----------       ----------      ----------
Balance, as at March 31, 2002           2,500,000          2,500         22,500              -       (   39,696)     (   14,696)

Stock subscription received                     -              -              -         55,000                -          55,000

Net loss for the nine month period
ended December 31, 2002                         -              -              -              -       (   20,395)     (   20,395)
                                        ---------    -----------     ----------    -----------       ----------      ----------
Balance, as at December 31, 2002        2,500,000   $      2,500   $     22,500   $     55,000     $ (   60,091)   $     19,909
                                        =========    ===========     ==========    ===========       ==========      ==========





                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
     for the period May 2, 2001 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2002 financial statements.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $60,091 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------
              a)  Mining Lease

                  By a lease agreement effective May 15, 2001 and amended on April 5, 2002 and November 1, 2002, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
     for the period May 2, 2001 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 3        Commitments - (cont'd)
              -----------

              a)  Mining Lease - (cont'd)

                  Minimum Advance Royalty Payments:

                      The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
                        - $5,000  upon  execution  (paid)
                        - $1,250 on or before  May 15,  2002 (paid)
                        - $1,500  on or before  November  15,  2002 (paid)
                        - $7,250 on or before April 15,  2003
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

                  Performance Commitment:

                      In the event that the Company terminates the lease after June 1, of any year it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

              b)  Initial Public Offering

     The Company has filed a SB-2 registration statement, which includes an initial public offering of 2,500,000 common shares at $0.05 per share. At December 31, 2002, the Company had received $55,000 in subscriptions and an additional $9,500 was received subsequent to December 31, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this quarterly report.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the SP project in which we hold a leasehold interest. We anticipate that this program will cost us $89,000.

In January 2004, we amended our mineral claims agreement regarding the SP Project located in Storey County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $10,000 on professional fees and $12,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $126,000. Our cash on hand at December 31, 2002 was $28,819. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

On January 9, 2004, the Company reached an agreement with

Results of Operations for Nine-Month Period Ended December 31, 2002

We incurred a net loss of $20,395 for the nine-month period ended December 31, 2002, as compared to a loss of $38,400 in the same period in 2001. The decrease in net loss was primarily due to a reduction in legal fees. For the period ended December 31, 2001, we incurred legal fees of $21,601 in connection with the filing and amendment of our registration statement on Form SB-2. At quarter end, we had cash on hand of $28,819. Our liabilities at the same date totalled $8,910 and consisted of accounts payable of $4,255 and $4,655 due to our president.

ITEM 3. Controls and Procedures

Our principal executive officer and principal financial officer has concluded that the effectiveness of our controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of December 31, 2003 are sufficient. There have been no changes in internal controls in the previous period.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

Subsequent to the nine-month period ended December 31, 2002, we completed our initial public offering by selling a total of 1,390,000 shares of common stock in our capital at $0.05 each for gross proceeds of $69,500.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the three-month period ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Tari Inc.

                                             /s/ Theodore Tsagkaris
                                             ---------------------------
                                             Theodore Tsagkaris
                                             President, Secretary, Treasurer
                                             Chief Executive Officer and
                                             Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)
                                             Dated: February 24, 2004

                                  Exhibit 31.1

                                  CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Tari Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: February 24, 2004                 /s/ Theodore Tsagkaris
                                        ------------------------------
                                        Theodore Tsagkaris
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)

                                  Exhibit 31.2

                                  CERTIFICATION

I, Theodore Tsagkaris, Secretary, Treasurer and Chief Financial Officer of Tari Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Tari Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal contrl over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: February 24, 2004                      /s/  Theodore Tsagkaris
                                             ------------------------------
                                             Theodore Tsagkaris
                                             Secretary, Treasurer & C.F.O.
                                             (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)

                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tari Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 24, 2004


/s/ Theodore Tsagkaris
------------------------------
Theodore Tsagkaris
President, C.E.O. and Director
(Principal Executive Officer)

                                  Exhibit 32.2


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tari Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents,in all material respects, the financial condition and results of operations of the Company.


Date:  February 24, 2004


/s/ Theodore Tsagkaris
------------------------------
Theodore Tsagkaris
Secretary, Treasurer & C.F.O.
(Principal Financial Officer
and Principal Accounting Officer)