Form 10KSB
period 2003-03-31
TARI INC
filed 2004-04-13
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003
                                              --------------

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31669
                                                ---------

                                    TARI INC.
                                    ---------
             (Exact name of Registrant as specified in its charter)



                                     Nevada
                                   98-0339560
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-3317
                                 --------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

        Title of each class             Name of each exchange on which
        to be so registered             each class is to be registered

              None                                    None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes      X                         No
                                --------                          --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             Yes      X                          No
                                --------                          ---------


State issuer's revenues for its most recent fiscal year:         Nil
                                                        ------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $69,500 as at March o, 2004
                           ---------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    3,890,000
                                    ---------

TABLE OF CONTENTS
-----------------
                                                                            Page

ITEM 1:   DESCRIPTION OF BUSINESS.............................................4
ITEM 2:   DESCRIPTION OF PROPERTY.............................................9
ITEM 3:   LEGAL PROCEEDINGS..................................................10
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10
ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........10
ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........10
ITEM 7:   FINANCIAL STATEMENTS...............................................11
ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURES..............................................22
ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......22
ITEM 10:  EXECUTIVE COMPENSATION.............................................22
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....23
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................23
ITEM 13:  EXHIBITS AND REPORTS...............................................23

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are a pre-exploration stage company. We have acquired a mining lease on a total of two unpatented lode mineral claims property located in the State of Nevada and has not yet determined whether this property contains reserves that are economically recoverable. A patented lode mineral claim is the highest form mineral claim tenure. No additional assessment work is necessary to keep the claims in good standing. All mineral rights, both surface and underground, are included in the claim. An unpatented claim requires additional assessment work before all mineral rights can be claimed.

The recoverability of minerals from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Mining Lease Agreement

By a lease agreement effective May 15, 2001, as amended, we were granted the exclusive right to explore and mine the SP Project located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows

Minimum Advance Royalty Payments:

       The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
       - $5,000 upon execution (paid)
       - $1,250 by May 15, 2002 (paid)
       - $1,500 by  November  30,  2002  (paid)
       - $1,500  by April  15,  2003 (subsequently paid)
       - $5,000 by July 9, 2004
       - $10,000 by January 9, 2004
       - $50,000 on January 9 of each successive year, subject to adjustment for inflation

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

Description of the SP Project

The two unpatented lode mineral claims, referred to as the "SP Project", is located approximately 20 miles southeast of Reno, Nevada and about 1.5 miles from Virginia City, Nevada.

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

History of the SP Project

The property leased by Tari covers lands credited with sporadic gold production dating to the late 1850's. There is no recorded production and little published information on our claims. In 1981, however, Houston International Mining Corporation did investigate the ground covered by our claims. This investigation revealed gold mineralization over a 25 foot interval at a depth of 45 to 70 feet. This target area has never been followed up since the work performed in 1981. In addition, other claims in the vicinity of our claims have geologically significant features that trend in the direction of our claims to an extent such as to justify further exploration. Consequently, there is a reasonable potential that additional exploration and drilling will outline important mineral reserves.

Geological Report

A two phase exploration and drilling program has been proposed by Edward P. Jucevic, mining engineer Phase 1, including a recommendation to lease four neighboring patented claims and perform drilling and assaying, with estimated costs of $89,000, followed by a Phase 2 with estimated costs of $82,000. The purpose of this offering is to finance the implementation of Phase I. Phase 2 would involve more extensive drilling and assaying.

Compliance with Government Regulation

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

We would be subjected to the B.L.M. rules and regulations governing mining on federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Tari anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

We have no employees as of the date of this annual report other than Mr. Theodore Tsagkaris, the president and sole director.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

THE SOLE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE SP PROJECT, HAS NO RESERVES.

Our sole mineral property interest is the SP Project. As this property is in the pre-exploration stage, it has no reserves and does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2003, we had cash in the amount of $30,773. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the SP Project. In order to complete phase one of the exploration program, we anticipate the costs to be $89,000. We are also required to pay an additional $15,000 in order to keep our lease agreement respecting the SP project in good standing. We must pay $5,000 to the owner by July 9, 2004 and an additional $10,000 by January 9, 2005. In addition, we anticipate incurring $10,000 in professional fees and US$12,000 in administrative expenses.

We will require additional financing in order to meet the anticipated exploration costs and to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, copper, nickel and platinum group metals, investor acceptance of our property and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED COMMITMENTS OF THE MINING LEASE AGREEMENT, WE WILL LOSE OUR INTEREST IN THE SF RESOURCE PROPERTY AND OUR BUSINESS MAY FAIL.

We are obligated to incur minimum payments and performance commitments as outlined in the Mining Lease Agreement mentioned in that section. If we fail to meet the terms of the lease agreement, we will forfeit our interest in the SP Project. The lease may be terminated if the landlord gives written notice of such default. After receipt of default, Tari has 15 days to cure the default. We will require substantial additional capital to fund phase one of the exploration program. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the SP Project, then there is a substantial risk that our business will fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property that we have leased contains commercially exploitable reserves of copper, nickel, gold and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liabilities for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

The legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR SOLE DIRECTOR OWNS 64.3% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our sole director owns approximately 64.3% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders. Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Theodore Tsagkaris is presently required to spend only 25% of his business time on business management services for our company. While Mr.

Tsagkaris presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Tsagkaris from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Tsagkaris may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We expect to apply for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.


ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 700 West Pender, Suite 802, Vancouver, British Columbia, Canada.
Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we intend to apply to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We have 31 shareholders of record as at the date of this annual report.

Dividends
---------

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of
         shareholders  who  have  preferential   rights  superior  to  those
         receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Total expenditures over the next 12 months are therefore expected to be $126,000. Our cash on hand at January 31, 2003 was $30,773. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.


Results of Operations For Period Ending March 31, 2003


We incurred a net loss of $27,653 for the year-ended March 31, 2003, as compared to a loss of $39,696 in the same period in 2002. The decrease in net loss was primarily due to a reduction in legal fees. During fiscal 2003, we incurred legal fees of $4,859, as compared to $21,601 during the fiscal year 2002. The legal fees during fiscal year 2002 were in connection with the filing and amendment of our registration statement on Form SB-2. At year-end, we had cash on hand of $30,773. Our liabilities at the same date totalled $3,622 and consisted of accounts payable of $1,467 and $2,155 due to our president.


ITEM 7:  FINANCIAL STATEMENTS

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                             (Stated in US Dollars)
                             ----------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Tari Inc.

We have audited the accompanying balance sheets of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2002 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended March 31, 2003 and for the period from May 2, 2001 (Date of Incorporation) to March 31, 2002 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada
June 23, 2003                                             Chartered Accountants
                                      12

                             SEE ACCOMPANYING NOTES
                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------

                                                     ASSETS                     2003            2002
                                                     ------                     ----            ----
Current
   Cash                                                                      $  30,773       $       -
                                                                              ========         =======

                                                   LIABILITIES
                                                   -----------
Current
   Bank indebtedness                                                         $      -        $      39
   Accounts payable and accrued liabilities                                      1,467          12,827
   Due to related party - Note 3                                                 2,155           1,830
                                                                              --------         -------
                                                                                 3,622          14,696
                                                                              --------         -------

                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        ---------------------------------

Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (2002:  2,500,000) shares issued                                 3,890           2,500
Additional paid-in capital                                                      90,610          22,500
Deficit accumulated during the pre-exploration stage                           (67,349)        (39,696)
                                                                              --------         --------
                                                                                27,151         (14,696)
                                                                              --------         --------
                                                                             $  30,773        $       -
                                                                              ========         ========

Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Event - Note 4





APPROVED BY THE DIRECTOR:



/s/ Theodore Tsagkaris
--------------------------------
    Theodore Tsagkaris, Director


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                       for the year ended March 31, 2003,
                       for the period May 2, 2001 (Date of
                  Incorporation) to March 31, 2002 and for the
                   period May 2, 2001 (Date of Incorporation)
                                to March 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                May 2, 2001         May 2, 2001
                                                                              (Date of Incor-     (Date of Incor-
                                                                               -poration) to       -poration) to
                                                                 2003          March 31, 2002     March 31, 2003
                                                                ----          --------------     --------------
Expenses
   Audit and accounting fees                               $       5,811     $        6,533       $     12,344
   Bank charges                                                      224                194                418
   Consulting fees                                                10,500              5,000             15,500
   Incorporation costs                                                 -                900                900
   Legal fees                                                      4,859             21,601             26,460
   Office expenses                                                   118                268                386
   Mineral lease costs - Note 4                                    3,056              5,200              8,256
   Transfer agent and filing fees                                  3,085                  -              3,085
                                                            ------------      -------------        -----------
                                                                  27,653             39,696             67,349
                                                            ------------      -------------        -----------
Net loss for the period                                    $      27,653     $       39,696       $     67,349
                                                            ============      =============         ==========
Basic loss per share                                       $  (     0.01)    $  (      0.01)
                                                            ============      =============
Weighted average number of shares outstanding                  2,675,178          2,284,836
                                                            ============      =============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                          for the year ended March 31,
                    2003, for the period May 2, 2001 (Date of
                        Incorporation) to March 31, 2002
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                              --------------------

                                                                                May 2, 2001         May 2, 2001
                                                                              (Date of Incor-     (Date of Incor-
                                                                               -poration) to       -poration) to
                                                                 2003          March 31, 2002     March 31, 2003
                                                                 ----          --------------     --------------
Operating Activities
   Net loss for the period                                 $  (   27,653)    $  (    39,696)    $   (   67,349)

   Change in non-cash working capital items
   related to operations:
     Accounts payable and accrued liabilities                 (   11,360)            12,827              1,467
                                                             -----------        -----------       ------------
                                                              (   39,013)       (    26,869)        (   65,882)
                                                             -----------        -----------       ------------
Cash Flows provided by Financing Activities
   Proceeds from shares issued                                    69,500             25,000             94,500
   Bank indebtedness                                          (       39)                39                  -
   Due to related party                                              325              1,830              2,155
                                                             -----------        -----------        -----------
                                                                  69,786             26,869             96,655
                                                             -----------        -----------        -----------
Increase in cash during the period                                30,773                  -             30,773

Cash, beginning of the period                                          -                  -                  -
                                                             -----------        -----------        -----------
Cash, end of the period                                    $      30,773     $            -     $       30,773
                                                             ===========        ===========        ===========
Supplementary disclosure of cash flow information
Cash paid for:
     Interest                                              $          -      $            -     $            -
                                                             ===========        ===========        ===========
     Income taxes                                          $          -      $            -     $            -
                                                             ===========        ===========        ===========


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                   EQUITY for the period May 2, 2001 (Date of
                        Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                     --------------------------------
                                          Number          Par Value         Capital             Stage             Total
                                          -----           ---------         -------             -----             -----
Capital stock issued for cash
                      - at $0.01       2,500,000       $    2,500        $   22,500        $            -       $    25,000
Net loss for the period ended
 March 31, 2002                                -                -                 -            (    39,696)      (   39,696)
                                       ---------        ---------         ---------            -----------        ----------
Balance, March 31, 2002                2,500,000            2,500            22,500            (    39,696)      (   14,696)
Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.05       1,390,000            1,390            68,110                      -           69,500
Net loss for the year ended
 March 31, 2003                                -                -                 -            (    27,653)      (   27,653)
                                       ---------        ---------         ---------             -----------        ---------
Balance, March 31, 2003                3,890,000       $    3,890        $   90,610        $   (    67,349)      $   27,151
                                       =========        =========         =========              ==========        =========


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------

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

              These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $67,349 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The company was incorporated in the State of Nevada on May 2, 2001 and its fiscal year end is March 31.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

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

              Pre-exploration Stage Company
              -----------------------------

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

              Resource Property
              -----------------

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting
              Standards, No. 109 "Accounting for Income Taxes".

              Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

              Financial Instruments
              ---------------------

              The carrying value of the Company's financial instruments, consisting of cash, bank indebtedness and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Due to related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Environmental Costs
              -------------------

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the know facts.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Due to Related Party
              --------------------

              The amount due to related party of $2,155 (2002: $1,830) is due to a former majority shareholder of the Company. The amount due is non-interest bearing, unsecured and has no specific terms for repayment.

Note 4        Commitments
              -----------

              a)  Mining Lease

                  By a lease agreement effective May 15, 2001 and amended April 2002, November 2002 and April 2003 the company was granted the exclusive right to explore and mine the SP resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

                  Minimum Advance Royalty Payments:

                  The  owner  shall  be  paid a royalty of 4% of the net smelter
                  returns  from  all   production.  In respect to this  royalty,
                  the company is required to pay minimum advance royalty payments of the following:
                  -        $5,000 upon execution (paid)
                  -        $1,250 on or before May 15, 2002 (paid)
                  -        $1,500 on or before November 30, 2002 (paid)
                  -        $1,500 on or before April 15, 2003(subsequently paid)
                  -        $20,750 on or before October 15, 2003
                  -        $20,000 on May 15, 2004
                  -        $25,000 on May 15, 2005
                  -        $50,000 on May 15, 2006 and thereafter

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

Note 5        Deferred Tax Assets

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

              The following table summarizes the significant components of the company's deferred tax assets:

                                                                       Total
              Deferred Tax Assets
               Non-capital loss carryforward                    $       10,100
              Valuation allowance for deferred tax asset           (    10,100)
                                                                 --------------
                                                                $            -
                                                                 ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Corporation Income Tax Losses

              At March 31, 2003, the Company has accumulated non-capital losses totalling $67,349, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2022. The potential benefit of these losses, if any, has not been recorded in the financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                        Age       Position with Registrant
                                                                                Served  as a  Director
Theodore Tsagkaris          56        President,  Secretary,                    or Officer since
                                      Treasurer,  Chief  Executive              September 26, 2002
                                      Officer,  and Director (Principal
                                      Executive Officer,
                                      Principal    Financial   Officer,
                                      and   Principal Accounting Officer)

The following is a biographical summary of Mr. Theodore Tsagkaris:

Mr. Tsagkaris has acted as our president, chief executive officer, principal accounting officer and as a director since September 26, 2002. Mr. Tsagkaris graduated in 1974 from the Winnipeg Red River College with a degree in the Hospitality Industry. In 1984, he graduated from the University of Toronto with a degree in Economics and Political Science. For the last the years, Mr. Tsagkaris has been self-employed marketing consultant.

Mr. Tsagkaris has acted as our president, chief executive officer, principal accounting officer and as a director since September 26, 2002. [background info]

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2003.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Theodore       President/ 2003     $0        0      0                  0                0          0                0
Tsagkaris      Secretary/
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Theodore Tsagkaris                            Nil                      Nil                  One

(Preasident, Secretary, Treasurer,
and Director

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 27, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

----------------------------------------------------------------------------------------------------------
TITLE OF CLASS            NAME OF BENEFICIAL OWNER         SHARES OF COMMON STOCK       PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------
Common                    Theodore Tsagkaris                        2,500,000                64.3%
----------------------------------------------------------------------------------------------------------

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

  3.1          Articles of Incorporation*
  3.2          By-Laws*
 10.1          Lease Agreement dated May 15, 2001*
 10.2          Lease Agreement dated April 5, 2003*
 10.3          Lease Agreement dated November 1, 2002*
 10.4          Lease amendment dated January 9, 2004
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.

There were no reports filed on Form 8-K during the year-ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Tari, Inc.

                                        /s/ Theodore Tsagkaris
                                            -------------------------
                                            Theodore Tsagkaris
                                            President, Secretary, Treasurer
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)
                                            Dated: March 27, 2004

                                  EXHIBIT 10.4
                                 Lease Amendment

                                    TARI INC.
                                1102 Wolfe Avenue
                           Vancouver, British Columbia
                                     Canada


January 9, 2004

Mr. Kim Drossulis
1632 Sprucemont Street
Sparks, Nevada 89434

Dear Sir:


Re:      SP Project, Storey County - Mineral Claims Lease

We hereby confirm our agreement to amend our Lease Agreement dated effective May 15, 2001, as amended, by replacing paragraph G of the original agreement with the following:

"G.  Schedule  of Minimum  Payments.  The Lessee shall pay to the Lessor minimum
 -----------------------------------
payments, which shall be advance payments of the Royalty, of US$2,000 upon execution of this lease. The Lessee may extend this lease upon payment of the following:

1.       Pay Lessor an additional US$5,000 by July 9, 2004;

2.       Pay Lessor an additional US$10,000 by January 9, 2005; and

3. Each annual payment thereafter shall be US$50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 9 of each successive year of the lease."

If the foregoing accurately sets forth your understanding of our agreement, kindly sign this Agreement where indicated below, which will then form a binding agreement between us, subject only to the terms and conditions aforesaid.

Yours truly,

TARI INC.

PER:    /s/ Theodore Tsagkaris                      Agreed and accepted on
        ----------------------                      January 27, 2004
           THEODORE TSAGKARIS
           C.E.O.                                    /s/ Kim Drossulis
                                                     -----------------------
                                                     Kim Drossulis

                                  Exhibit 31.1

                                  CERTIFICATION


I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.       I have reviewed this annual report on Form 10-KSB of Tari Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

                  d) disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: March 27, 2004

                                                  /s/ Theodore Tsagkaris
                                                  ---------------------------
                                                  Theodore Tsagkaris
                                                  President, C.E.O. and Director
                                                  (Principal Executive Officer)

                                  Exhibit 31.2

                                  CERTIFICATION



I, Theodore Tsagkaris, Secretary, Treasurer and Chief Financial Officer of Tari Inc., certify that:

1.       I have reviewed this annual report on Form 10-KSB of Tari Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

                  c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  d) disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: March 27, 2004                       /s/   Theodore Tsagkaris
                                             -------------------------------
                                                 Theodore Tsagkaris
                                                 Secretary, Treasurer & C.F.O.
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Theodore Tsagkaris, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Tari Inc., for the fiscal year ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Tari Inc.

Date:  March 27, 2004

                                                /s/ Theodore Tsagkaris
                                                --------------------------------
                                                Theodore Tsagkaris
                                                President, C.E.O. and Director
                                                (Principal Executive Officer)

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Theodore Tsagkaris., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Tari Inc., for the fiscal year ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Tari Inc.

Date:  March 27, 2004

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