Form 10QSB
period 2003-06-30
TARI INC
filed 2004-04-19
CIK 1140382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

      For the quarterly period ended        June 30, 2003
                                            -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number      001-31669
                                  ---------

                                    TARI INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                 Nevada                                    98-0339560
  -----------------------------                   -----------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                   -------------------------------------------
                      (Address of principal executive offices)

                                 (604) 685-3317
               Registrant's telephone number, including area code


                                      None
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                        June 30, 2003 and March 31, 2003

                             (Stated in US Dollars)

                                   (Unaudited)
                                   ----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2003 and March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                               (Unaudited)         (Audited)
                                                                                June 30,           March 31,
                                                     ASSETS                       2003                2003
                                                     ------                       ----                ----
Current
   Cash                                                                      $       27,001     $       30,773
                                                                                ==========          ==========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $        2,467     $        1,467
   Due to related party - Note 4                                                      2,155              2,155
                                                                                -----------         ----------
                                                                                      4,622              3,622
                                                                                -----------         ----------

                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2003:  3,890,000) shares issued                            3,890              3,890
Additional paid-in capital                                                           90,610             90,610
Deficit accumulated during the pre-exploration stage                            (    72,121)       (    67,349)
                                                                                -----------          ----------
                                                                                     22,379             27,151
                                                                                -----------          ----------
                                                                             $       27,001     $       30,773
                                                                                ===========          ==========






                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three months ended June 30,
                  2003 and 2002 and for the period May 2, 2001
                    (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                    May 2, 2001
                                                                                                  (Date of Incor-
                                                               Three months ended June 30,         -poration) to
                                                                 2003               2002           June 30, 2003
                                                                 ----               ----           -------------
Expenses
   Audit and accounting fees                                 $     1,000       $      1,000       $     13,344
   Bank charges                                                       55                 75                473
   Consulting fees                                                     -                  -             15,500
   Incorporation costs                                                 -                  -                900
   Legal fees                                                          -                  -             26,460
   Office expenses                                                     -                  -                386
   Resource property - Note 3                                      1,500              1,556              9,756
   Transfer agent and filing fees                                  2,217                205              5,302
                                                               ---------         ----------        -----------
Net loss for the period                                      $  (  4,772)      $  (   2,836)      $     72,121
                                                               =========         ==========         ==========
Basic loss per share                                         $  (   0.00)      $  (    0.00)
                                                               =========         ==========
Weighted average number of shares outstanding                  3,890,000          2,500,000
                                                               =========         ==========



                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                       for the three months ended June 30,
                  2003 and 2002 and for the period May 2, 2001
                    (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                    May 2, 2001
                                                                                                  (Date of Incor-
                                                               Three months ended June 30,         poration) to
                                                                 2003               2002           June 30, 2003
                                                                 ----               ----           -------------
Cash Flows from Operating Activities
   Net loss for the period                                 $  (       4,772)  $  (       2,836)  $  (      72,121)
   Change in non-cash working capital items
    related to operations:
     Accounts payable and accrued liabilities                         1,000              1,085              2,467
                                                                 ----------       ------------        -----------
                                                              (       3,772)     (       1,751)     (      69,654)
                                                                 ----------       ------------        -----------
Cash Flows provided by Financing Activities
   Bank indebtedness                                                      -      (          39)                 -
   Due to related party                                                   -              2,825              2,155
   Proceeds from shares issued                                            -                  -             94,500
                                                                 ----------       ------------        -----------
                                                                          -              2,786             96,655
                                                                 ----------       ------------        -----------
Increase (decrease) in cash during the period                 (       3,772)             1,035             27,001

Cash, beginning of the period                                        30,773                  -                  -
                                                                 ----------       ------------        -----------
Cash, end of the period                                    $         27,001   $          1,035   $         27,001
                                                                 ==========       ============        ===========
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                               $             -    $             -    $             -
                                                                 ==========       ============        ===========
     Income taxes                                           $             -   $              -    $             -
                                                                 ==========       ============        ===========




                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENTS OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period May 2, 2001
                    (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ----------

                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                       ---------------------------
                                          Number          Par Value         Capital             Stage             Total
                                          ------          ---------         -------             -----            ------
Capital stock issued for cash
                      - at $0.01        2,500,000     $     2,500      $     22,500     $              -      $      25,000
Net loss for the period ended
 March 31, 2002                                 -               -                 -        (      39,696)       (    39,696)
                                        ---------       ---------         ---------         ------------         -----------
Balance, March 31, 2002                 2,500,000           2,500            22,500        (      39,696)       (    14,696)
Capital stock subscribed  pursuant
to an offering  memorandum for cash
                      - at $0.05
                                        1,390,000           1,390            68,110                   -              69,500
Net loss for the year  ended   March
31, 2003                                        -               -                 -        (      27,653)       (    27,653)
                                        ---------       ---------         ---------         ------------         ----------
Balance, March 31, 2003                 3,890,000           3,890            90,610        (      67,349)            27,151

Net loss for the period  ended  June
30, 2003                                       -                -                 -        (       4,772)       (     4,772)
                                        ---------      ----------         ---------          ------------         ----------
Balance, June 30, 2003                  3,890,000     $     3,890      $     90,610     $  (      72,121)     $       22,379
                                       ==========      ==========         =========          ============         ==========




                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


Note 1        Interim Reporting
              -----------------

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2003 financial statements.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $72,121 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------

              Mining Lease

              By a lease agreement effective May 15, 2001 and amended April 2002, November 2002 and April 2003 the company was granted the exclusive right to explore and mine the SP Project located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              -----------

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
                  -    $5,000 upon execution (paid)
                  -    $1,250 on or before May 15, 2002 (paid)
                  -    $1,500 on or before November 30, 2002 (paid)
                  -    $1,500 on or before April 15, 2003 (paid)
                  -    $20,750 on or before October 15, 2003
                  -    $20,000 on May 15, 2004
                  -    $25,000 on May 15, 2005
                  -    $50,000 on May 15, 2006 and thereafter

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

Note 4        Due to Related Party
              --------------------

              The amount due to related party of $2,155 is due to a former majority shareholder of the Company. The amount due is non-interest bearing, unsecured and has no specific terms for repayment.

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

Total expenditures over the next 12 months are therefore expected to be $126,000. Our cash on hand at June 30, 2003 was $27,001. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the first quarter-ended June 30, 2003

We incurred a net loss of $4,772 for the first quarter-ended June 30, 2003, as compared to a loss of $2,836 in the same period in 2002. The difference in net loss was primarily due to an increase in the fees related to the transfer agent and regulatory filings. During the first quarter-ended June 30, 2003, we incurred transfer agent and filing fees of $2,217 ($205- 2002). At the end of the first quarter, we had cash on hand of $27,001. Our liabilities at the same date totalled $4,622 and consisted of accounts payable of $2,467 and $2,155 due to our president.


Item 3.           Controls and Procedures


As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.           Changes in Securities

None.

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

There were no reports filed on Form 8-K during the first quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tari Inc.

                                           /s/ Theodore Tsagkaris
                                           ------------------------------------
                                           Theodore Tsagkaris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: February 24, 2004

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


Date: March 31, 2004

                                                 /s/ Theodore Tsagkaris
                                                 -------------------------------
                                                 Theodore Tsagkaris
                                                 President, C.E.O. and Director
                                                 (Principal Executive Officer)

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



Date: March 31, 2004                            /s/  Theodore Tsagkaris
                                                -------------------------------
                                                Theodore Tsagkaris
                                                Secretary, Treasurer & C.F.O.
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Tari Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1.       The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 31, 2004

                                                 /s/ Theodore Tsagkaris
                                                 -------------------------------
                                                 Theodore Tsagkaris
                                                 President, C.E.O. and Director
                                                 (Principal Executive Officer)

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Tari Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1.       The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 31, 2004


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