Form 10QSB
period 2003-09-30
TARI INC
filed 2004-06-21
CIK 1140382

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        September 30, 2003
                                           ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission file number: 001-31669
                              ---------


                                    TARI INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                        98-0339560
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-3317
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      None
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of June 17, 2004.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      September 30, 2003 and March 31, 2003

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2003 and March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

                                                                              September 30,        March 31,
                                                     ASSETS                       2003                2003
                                                     ------                       ----                ----

Current
   Cash                                                                      $       20,764     $       30,773
                                                                                ===========         ==========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $          584     $        1,467
   Due to related party - Note 4                                                      2,155              2,155
                                                                                -----------         ----------
                                                                                      2,739              3,622
                                                                                -----------         ----------

                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2003:  3,890,000) shares issued                            3,890              3,890
Additional paid-in capital                                                           90,610             90,610
Deficit accumulated during the pre-exploration stage                            (    76,475)       (    67,349)
                                                                                -----------          ---------
                                                                                     18,025             27,151
                                                                                -----------          ---------
                                                                             $       20,764     $       30,773
                                                                                ===========          =========



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and six months ended September 30, 2003 and 2002 and for the period May 2, 2001
                  (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                            May 2, 2001
                                                                                                          (Date of Incor-
                                              Three months ended                Six months ended            poration) to
                                                 September 30,                   September 30,             September 30,
                                             2003            2002             2003            2002              2003
                                             ----            ----             ----            ----              ----
Expenses
   Audit and accounting fees            $        3,761  $        2,612  $       4,761    $        3,612    $       17,105
   Bank charges                                     49              49             103              124               521
   Consulting fees                                   -           3,000               -            3,000            15,500
   Incorporation costs                               -               -               -                -               900
   Legal fees                                        -               -               -                -            26,460
   Office expenses                                   -               -               -                -               386
   Resource property - Note 3                      221               -           1,721            1,556             9,977
   Transfer agent and filing fees                  324               -           2,541              205             5,626
                                             ---------        --------         -------         --------           -------
Net loss for the period                 $   (    4,355) $   (    5,661) $   (    9,126)  $   (    8,497)   $       76,475
                                             ---------        --------         -------         --------           =======
Loss per share                           $  (     0.00) $   (     0.00) $   (     0.00)  $   (     0.00)
                                             =========       =========       =========         ========
Weighted average number of
 shares outstanding                          3,890,000       2,500,000       3,890,000        2,500,000
                                             =========       =========       =========        =========





                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 2003 and 2002
  and for the period May 2, 2001 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                    May 2, 2001
                                                                                                  (Date of Incor-
                                                                    Six months ended               poration) to
                                                                      September 30,                September 30,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       9,126)  $  (       8,497)  $  (      76,475)
   Change in non-cash working capital items
    related to operations:
     Accounts payable and accrued liabilities                 (         883)             4,612                584
     Accounts payable and accrued liabilities                             -              2,825              2,155
                                                                 ----------        -----------         -----------
                                                              (      10,009)     (       1,060)     (      73,736)
                                                                 ----------        -----------         -----------
Cash Flows provided by Financing Activities
   Stock subscriptions received                                           -              2,500                  -
   Proceeds from shares issued                                            -                  -             94,500
   Bank indebtedness                                                      -      (          39)                 -
                                                                 ----------        -----------          ---------
                                                                          -              2,461             94,500
                                                                 ----------        -----------          ---------
Increase (decrease) in cash during the period                 (      10,009)             1,401             20,764

Cash, beginning of the period                                        30,773                  -                  -
                                                                 ----------        -----------          ---------
Cash, end of the period                                     $        20,764   $          1,401   $         20,764
                                                                 ==========        ===========          =========
Supplementary disclosure of cash flow information
 Cash paid for:
     Interest                                               $             -    $             -    $             -
                                                                 ==========        ===========          =========
     Income taxes                                           $             -   $              -    $             -
                                                                 ==========        ===========          =========


                           SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENTS OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period May 2, 2001
                  (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                             Deficit
                                                                                             Accumulated
                                               Common Shares               Additional        During the
                                     -----------------------------------   Paid-in        Pre-exploration
                                          Number          Par Value         Capital             Stage             Total
Capital stock issued for cash
                      - at $0.01            2,500,000 $     2,500      $     22,500     $          -       $    25,000
Net loss for the period ended
 March 31, 2002                                     -           -                 -        (   39,696)      (   39,696)
                                            ---------    --------         ---------        ----------        ----------
Balance, March 31, 2002                     2,500,000       2,500            22,500        (   39,696)      (   14,696)
Capital stock subscribed  pursuant
to an offering  memorandum for cash
                      - at $0.05            1,390,000       1,390            68,110                -            69,500
Net loss for the year  ended   March
31, 2003                                            -           -                 -        (   27,653)      (   27,653)
                                            ---------   ---------        ----------       -----------        ----------
Balance, March 31, 2003                     3,890,000       3,890            90,610        (   67,349)          27,151

Net  loss  for  the   period   ended
 September 30, 2003                                 -          -                 -         (    9,126)      (    9,126)
                                            ----------  ---------        ----------       -----------        ----------
Balance, September 30, 2003                 3,890,000 $     3,890      $     90,610 $      (   76,475)     $     18,025
                                            ==========  =========        ==========       ===========        ==========


                          SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $76,475 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments - Note 5
              -----------

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

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
                -        $5,000 upon execution (paid)
                -        $1,250 on or before May 15, 2002 (paid)
                -        $1,500 on or before November 30, 2002 (paid)
                -        $1,500 on or before April 15, 2003 (paid)
                -        $20,750 on or before October 15, 2003 (see Note 5)
                -        $20,000 on May 15, 2004
                -        $25,000 on May 15, 2005
                -        $50,000 on May 15, 2006 and thereafter

Note 3        Commitments - Note 5 (continued)
              -----------

                  The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

                  Performance Commitment:

                  In the event that the Company terminates the lease after June 1, of any year it is required to pay all federal and state mining claim maintenance fees due that year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

                  Please refer to Note 5 for the subsequent amendment to the Mineral Claims Lease.

Note 4        Due to Related Party
              --------------------

              The amount due to related party of $2,155 is due to the president of the Company. The amount due is non-interest bearing, unsecured and has no specific terms for repayment.


Note 5        Subsequent Event
              ----------------

              On January 9, 2004, the Company amended the lease agreement dated effective May 15, 2001 with regards to the Schedule of minimum advance royalty payments. Under the amended agreement, the Company is required to make minimum advance royalty payments as follows:

                -      $2,000 upon execution of the amendment
                       (paid January 30, 2004);
                -      $5,000 by July 9, 2004;
                -      $10,000 by January 9, 2005;
                -      $50,000 each January 9 thereafter  until  termination of
                       the lease.   This amount will be adjusted based on the
                       inflation rates designated by the Consumer Price Index.

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

Total expenditures over the next 12 months are therefore expected to be $126,000. Our cash on hand at September 30, 2003 was $20,764. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter-ended September 30, 2003


We incurred a net loss of $9,126 for the second quarter-ended September 30, 2003, as compared to a loss of $8,497 in the same period in 2002. The increase in net loss was primarily due to an increase in audit fees. During the quarter ended September 30, 2003, we incurred audit and accounting fees of $4,761 ($3,612 - 2002) in connection with the audit of March 2003 and reviews of the subsequent quarters, June and September, 2003. At the end of the second quarter, we had cash on hand of $20,764. Our liabilities at the same date totalled $2,739 and consisted of accounts payable of $584 and $2,155 due to the president.

Item 3.           Controls and Procedures


Our principal executive officer and principal financial officer has concluded that the effectiveness of our controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of September 30, 2003, are sufficient. There have been no changes in internal controls in the previous period.

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

There were no reports filed on Form 8-K during the second quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tari Inc.
                                           /s/ Theodore Tsagkaris
                                           ------------------------------------
                                           Theodore Tsagkaris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: June 17, 2004