Form 10QSB
period 2003-12-31
TARI INC
filed 2004-06-21
CIK 1140382

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        December 31, 2003
                                           -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                     -----------------   --------------------

      Commission File Number      001-31669
                                 ----------

                                    TARI INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

         Nevada                                            98-0339560
         ---------------------------------     -----------------------------
         (State or other jurisdiction of      IRS Employer Identification No.)
         incorporation or organization)

                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-3317)
               --------------------------------------------------
               Registrant's telephone number, including area code


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

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      December 31, 2003 and March 31, 2003

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2003 and March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                              December 31,         March 31,
                                                     ASSETS                       2003                2003
                                                     ------                       ----                ----
Current
   Cash                                                                      $       21,427     $       30,773
                                                                                ===========         ==========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $        3,147     $        1,467
   Due to related party - Note 4                                                      2,155              2,155
                                                                                -----------         ----------
                                                                                      5,302              3,622
                                                                                -----------         ----------

                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2003:  3,890,000) shares issued                            3,890              3,890
Additional paid-in capital                                                           90,610             90,610
Deficit accumulated during the pre-exploration stage                            (    78,375)       (    67,349)
                                                                                -----------          ---------
                                                                                     16,125             27,151
                                                                                -----------          ---------
                                                                             $       21,427     $       30,773
                                                                                ===========          =========





                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended December 31, 2003 and 2002 and for the period May 2, 2001(Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                      May 2, 2001
                                                                                                                    (Date of Incor-
                                               Three months ended                     Nine months ended              -poration) to
                                                  December 31,                           December 31,                 December 31,
                                             2003               2002               2003                2002               2003
                                             ----               ----               ----                ----               ----
Expenses
   Audit and accounting fees           $       1,821       $     975        $     6,582       $        4,587      $      18,926
   Bank charges                                   45              65                148                  188                566
   Consulting fees                                 -           7,000                 -                10,000             15,500
   Incorporation costs                             -               -                 -                    -                 900
   Legal fees                                      -           2,359                 -                 2,359             26,460
   Office expenses                                 -               -                 -                    -                 386
   Resource property - Note 3                      -           1,500               1,721               3,056              9,977
   Transfer agent and filing fees                 34               -               2,575                 205              5,660
                                           ----------       ---------        -----------          ----------        -----------
Net loss for the period                $   (   1,900)      $  (11,899)      $  (  11,026)      $  (   20,395)     $      78,375
                                           ----------       ---------        ------------         ----------        -----------
Basic loss per share                   $   (    0.00)      $  (  0.00)      $  (    0.00)      $  (    0.00)
                                           ==========       =========         ===========         ==========
Weighted  average  number  of  shares      3,890,000         2,500,000          3,890,000          2,500,000
outstanding
                                           ==========       =========         ===========         ==========





                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                  for the three and nine months ended December
                31, 2003 and 2002 and for the period May 2, 2001
                  (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                           May 2, 2001
                                                                                                         (Date of Incor-
                                                                           Nine months ended             Poration) to
                                                                              December 31,               December 31,
                                                                          2003              2002              2003
                                                                          ----              ----              ----
Cash Flows from Operating Activities
   Net loss for the period                                          $  (      11,026)  $  (      20,395) $  (      78,375)
   Change in non-cash working capital  items
    related to operations:
      Prepaid expenses                                                 (       1,558)                 -     (       1,558)
     Accounts payable and accrued  liabilities                                 3,238      (       8,572)            4,705
     Due to related parties                                                        -              2,825             2,155
                                                                          ----------         ----------       ------------
                                                                       (       9,346)     (      26,142)    (      73,073)
                                                                          ----------         ----------       ------------
Cash Flows provided by Financing Activities
   Stock subscriptions received                                                    -             55,000                 -
   Capital stock issued                                                            -                  -            94,500
   Bank indebtedness                                                               -      (          39)                -
                                                                          ----------        -----------       -----------
                                                                                   -             54,961            94,500
                                                                          ----------        -----------       -----------
Increase (decrease) in cash during the period                          (       9,346)            28,819            21,427

Cash (bank indebtedness), beginning of the period                             30,773                  -                 -
                                                                          -----------       -----------       -----------
Cash, end of the period                                             $         21,427   $         28,819  $         21,427
                                                                          ===========       ===========       ===========
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                        $             -    $             -   $             -
                                                                          ===========       ===========       ===========
     Income taxes                                                    $             -   $              -   $             -
                                                                          ===========       ===========       ===========






                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENTS OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period May 2, 2001
                  (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                             Deficit
                                                                                             Accumulated
                                               Common Shares               Additional        During the
                                     -----------------------------------    Paid-in        Pre-exploration
                                          Number          Par Value         Capital             Stage             Total
                                          ------          ---------         ------              ------            -----
Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -    (      39,696)      (      39,696)
                                           ----------       ----------        ----------      -----------          -----------
Balance, March 31, 2002                     2,500,000            2,500            22,500    (      39,696)      (      14,696)
Capital stock subscribed  pursuant
to an offering  memorandum for cash
                      - at $0.05
                                            1,390,000            1,390            68,110                -              69,500
Net loss for the year  ended   March
31, 2003                                            -                -                 -    (      27,653)      (      27,653)
                                          -----------       ----------        -----------      -----------         ----------
Balance, March 31, 2003                     3,890,000            3,890            90,610    (      67,349)             27,151

Net  loss  for  the   period   ended
 December 31, 2003                                  -                -                 -    (      11,026)      (      11,026)
                                          -----------       ----------        -----------      -----------         ----------
Balance, December 31, 2003                  3,890,000 $          3,890  $         90,610 $  (      78,375)   $         16,125
                                          ===========       ==========        ===========      ===========         ==========






                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $78,375 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 3        Commitments - Note 5 - (cont'd)
              -----------

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

In January 2004, we amended our mineral claims agreement regarding the SF Project located in Storey County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $11,000 on professional fees and $13,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $120,000. Our cash on hand at December 31, 2003 was $21,427. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the third quarter-ended December 31, 2003

We incurred a net loss of $11,026 for the nine-month period ended December 31, 2003, as compared to a loss of $20,395 in the same period in 2002. The difference in net loss was primarily due to a decrease in consulting, legal fees and resource property costs. During the nine months ended December 31, 2003, we incurred transfer agent and filing fees of $2,575 (2002: $205), professional fees of $6,582 (2002: $4,587), consulting fees of $Nil (2002: $10,000), legal fees of $Nil  (2002:  $2,359)  and  resource  property  costs of  $1,721  (2002:
$3,056). At the end of the third quarter, we had cash on hand of $21,427. Our liabilities at the same date totalled $5,302 and consisted of accounts payable of 3,147 and $2,155 due to our president.


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


There were no reports filed on Form 8-K during the nine months period ended December 31, 2003.

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