Form 10KSB
period 2004-03-31
TARI INC
filed 2004-07-08
CIK 1140382

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004
                                              --------------

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31669


                                    TARI INC.
             ------------------------------------------------------
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

Securities to be registered pursuant to Section 12(b) of the Act:

      Title of each class                    Name of each exchange on which
      to be so registered                    each class is to be registered
      -------------------                    ------------------------------
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

                         Yes      X                             No
                            ------------                          ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                         Yes      X                               No
                                                                   -----------


State issuer's revenues for its most recent fiscal year:                 Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $69,500 as at July 7, 2004
                           --------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          3,890,000 as at July 7, 2004
                          ----------------------------

TABLE OF CONTENTS
-----------------
                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
ITEM 7:  FINANCIAL STATEMENTS................................................11
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES....................................22
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........23
ITEM 10: EXECUTIVE COMPENSATION..............................................23
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......24
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................24
ITEM 13: EXHIBITS AND REPORTS................................................24
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................25

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are a pre-exploration stage company. We have acquired a mining lease on a total of two unpatented lode mineral claims property located in the State of Nevada and has not yet determined whether this property contains reserves that are economically recoverable. A patented lode mineral claim is the highest form mineral claim tenure. No additional assessment work is necessary to keep the claims in good standing. All mineral rights both surface and underground, are included in the claim. An unpatented claim requires additional assessment work before all mineral rights can be claimed.

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

       The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
       - $5,000 upon execution (paid)
       - $1,250 by May 15, 2002 (paid)
       - $1,500 by November 30, 2002 (paid)
       - $1,500 by April 15, 2003 (paid)
       - $2,000 by January 9, 2004 (paid)
       - $5,000 by July 9, 2004
       - $10,000 by January 9, 2005
       - $50,000 on January 9 of each successive year, subject to adjustment for inflation

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

Description of the SF Project

The two unpatented lode mineral claims, referred to as the "SF Project", is located approximately 20 miles southeast of Reno, Nevada and about 1.5 miles from Virginia City, Nevada.

Location and Access

The SF claims are located in Storey County, Nevada approximately 20 miles southeast of Reno and 1.5 miles northeast of Virginia City, Nevada. Access can be had to our claims from Reno, Nevada by following state Highway 341 to Virginia City, then traveling approximately 1.75 miles east along Six Mile Canyon Road to the Seven Mile Canyon dirt road. The claims lie approximately one mile to the north on the eastern side of Seven Mile Canyon Road.

History of the SF Project

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

The initial drill program outlined in Phase I will be conducted on B.L.M. lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $5,000.00. The water permit and fee is included in the reclamation cost which is estimated to be $1,000.00.

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

Risk Factors
------------

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

THE SOLE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE SP PROJECT, HAS NO RESERVES.

Our sole mineral property interest is the SF Project. As this property is in the pre-exploration stage, it has no reserves and does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2004, we had cash in the amount of $17,698. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the SF Project. In order to complete phase one of the exploration program, we anticipate the costs to be $89,000. We are also required to pay an additional $15,000 in order to keep our lease agreement respecting the SF project in good standing. We must pay $5,000 to the owner by July 9, 2004 and an additional $10,000 by January 9, 2005. In addition, we anticipate incurring $11,000 in professional fees and $14,000 in administrative expenses.

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

We are obligated to incur minimum payments and performance commitments as outlined in the Mining Lease Agreement mentioned in that section. If we fail to meet the terms of the lease agreement, we will forfeit our interest in the SF Project. The lease may be terminated if the landlord gives written notice of such default. After receipt of default, Tari has 15 days to cure the default. We will require substantial additional capital to fund phase one of the exploration program. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the SF Project, then there is a substantial risk that our business will fail.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the SF project in which we hold a leasehold interest. We anticipate that this program will cost us $89,000.

In January 2004, we amended our mineral claims agreement regarding the SF Project located in Storey County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $11,000 on professional fees and $14,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $129,000. Our cash on hand at March 31, 2004 was $17,968. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.


Results of Operations For Period Ending March 31, 2004

We incurred a net loss of $17,858 for the year-ended March 31, 2004, as compared to a loss of $27,653 in the same period in 2003. The decrease in net loss was primarily due to a reduction in consulting fees of $10,500 and legal fees of $2,551. During fiscal 2004, we incurred accounting & audit fees of $8,532 (2003:
$5,811),  consulting fees of $Nil (2003:  $10,500),  legal fees of $2,308 (2003:
$4,859), mineral lease costs of $3,721 (2003: $3,056), transfer agent and filing fees of $3,101 (2003: $ 3,085). At year-end, we had cash on hand of $17,698. Our liabilities at the same date totalled $8,405 and consisted of accounts payable and accrued liabilities of $6,250 and $2,155 due to our president.


ITEM 7:  FINANCIAL STATEMENTS

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                              FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                             (Stated in US Dollars)
                             ----------------------

Terry Amisano Ltd.                                              AMISANO HANSON
Kevin Hanson, CA, CPA (Nevada)                       CHARTERED ACCOUNTANTS and
                                                   CERTIFIED PUBLIC ACCOUNTANT



                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Tari Inc.

We have audited the accompanying balance sheets of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2004 and 2003 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                              "AMISANO HANSON"
June 1, 2004                                         CHARTERED  ACCOUNTANTS and
                                         CERTIFIED  PUBLIC  ACCOUNTANT (NEVADA)


750 WEST PENDER STREET, SUITE 604                TELEPHONE:  604-689-0188
VANCOUVER CANADA                                 FACSIMILE:  604-689-9773
V6C 2T7                                          E-MAIL: amishan@telus.net

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2004 and 2003
                             (Stated in US Dollars)
                              ---------------------

                                                     ASSETS                        2004               2003
                                                     ------                        ----               ----
Current
   Cash                                                                      $       17,698      $       30,773
                                                                                -----------         -----------

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $        6,250      $        1,467
   Due to related party - Note 3                                                      2,155               2,155
                                                                                -----------         -----------
                                                                                      8,405               3,622
                                                                                -----------         -----------

                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        ---------------------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (2003:  3,890,000) shares issued                                      3,890               3,890
Additional paid-in capital                                                           90,610              90,610
Deficit accumulated during the pre-exploration stage                            (    85,207)        (    67,349)
                                                                                -----------          -----------
                                                                                      9,293              27,151
                                                                                -----------          -----------
                                                                             $       17,698      $       30,773
                                                                                ===========          ===========
Nature and Continuance of Operations - Note 1
Commitments - Note 4




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                    for the years ended March 31, 2004, 2003
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                              --------------------

                                                                                                    May 2, 2001
                                                                                                  (Date of Incor-
                                                                  Year ended March 31,             -poration) to
                                                                 2004               2003          March 31, 2004
                                                                 ----               ----          --------------
Expenses
   Audit and accounting fees                               $          8,532   $          5,811  $         20,876
   Bank charges                                                         196                224                614
   Consulting fees                                                        -             10,500             15,500
   Incorporation costs                                                    -                  -                900
   Legal fees                                                         2,308              4,859             28,768
   Office expenses                                                        -                118                386
   Mineral lease costs - Note 4                                       3,721              3,056             11,977
   Transfer agent and filing fees                                     3,101              3,085              6,186
                                                               ------------       ------------      -------------
Net loss for the period                                    $         17,858   $         27,653   $         85,207
                                                               ============       ============      =============
Basic loss per share                                       $  (       0.00)   $  (       0.01)
                                                               ============       ============
Weighted average number of shares outstanding                     3,890,000          2,675,178
                                                               ============       ============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                    for the years ended March 31, 2004, 2003
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                              --------------------

                                                                                                    May 2, 2001
                                                                                                  (Date of Incor-
                                                                  Year ended March 31,             -poration) to
                                                                 2004               2003          March 31, 2004
                                                                 ----               ----          --------------
Operating Activities
   Net loss for the period                                $   (    17,858)   $   (    27,653)   $   (    85,207)

   Change in non-cash working capital items
   related to operations:
     Accounts payable and accrued liabilities                       4,783        (    11,360)             6,250
                                                               ------------       ------------        ------------
                                                              (      13,075)     (      39,013)     (      78,957)
                                                               ------------       ------------        ------------
Cash Flows provided by Financing Activities
   Proceeds from shares issued                                            -             69,500             94,500
   Bank indebtedness                                                      -      (          39)                 -
   Due to related party                                                   -                325              2,155
                                                               ------------       ------------        ------------
                                                                          -             69,786             96,655
                                                               ------------       ------------        ------------
Increase  (decrease) in cash during the period                (      13,075)            30,773             17,698

Cash, beginning of the period                                        30,773                  -                  -
                                                               ------------       ------------        -----------
Cash, end of the period                                    $         17,698   $         30,773   $         17,698
                                                               ============       ============        ===========
Supplementary disclosure of cash flow information
Cash paid for:
     Interest                                              $              -   $              -   $              -
                                                               ============       ============        ===========
     Income taxes                                          $              -   $              -   $              -
                                                               ============       ============        ===========



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                   EQUITY for the period May 2, 2001 (Date of
                        Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                             ----------------------



                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                     -----------------------------------
                                          Number          Par Value         Capital             Stage             Total
Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -    (      39,696)      (      39,696)
                                            ---------        ---------         ---------      -----------         ------------
Balance, March 31, 2002                     2,500,000            2,500            22,500    (      39,696)      (      14,696)
Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.05            1,390,000            1,390            68,110                -              69,500
Net loss for the year ended
 March 31, 2003                                     -                -                 -    (      27,653)      (      27,653)
                                            ---------        ---------         ---------      ------------        ------------
Balance, March 31, 2003                     3,890,000            3,890            90,610   (       67,349)             27,151
Net loss for the year ended
 March 31, 2004                                     -                -                 -    (      17,858)      (      17,858)
                                            ---------        ---------         ---------      ------------        ------------
Balance, March 31, 2004                     3,890,000 $          3,890  $         90,610 $  (      85,207)   $          9,293
                                            =========       ==========         =========      ============        ============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                             (Stated in US Dollars)


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

              These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $85,207 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Tari Inc.
Notes to the Financial Statements
March 31, 2004
Page 2


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------

              The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the assets and liability method of SFAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

              Financial Instruments
              ---------------------

              The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Due to related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Tari Inc.
Notes to the Financial Statements
March 31, 2004
Page 3

Note 3        Due to Related Party
              --------------------

              The amount due to related party is due to the president of the Company. The amount due is non-interest bearing, unsecured and has no specific terms for repayment.

Note 4        Commitments
              -----------

              Mining Lease

              By a lease agreement effective May 15, 2001 and amended April 2002, November 2002, April 2003 and January 9, 2004, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:

                  -  $5,000 upon execution (paid);
                  -  $1,250 on or before May 15, 2002 (paid);
                  -  $1,500 on or before November 30, 2002 (paid);
                  -  $1,500 on or before April 15, 2003 (paid);
                  -  $2,000 on January 9, 2004 (paid);
                  -  $5,000 on or before July 9, 2004;
                  -  $10,000 on or before January 9, 2005;  and
                  -  $50,000each January 9  thereafter  until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

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

Tari Inc.
Notes to the Financial Statements
March 31, 2004
Page 4

Note 5        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the company's deferred tax assets:

                                                                  Total
             Deferred Tax Assets
               Non-capital loss carryforward                 $       17,220
             Valuation allowance for deferred tax asset         (    17,220)
                                                                ------------
                                                             $            -
                                                                ============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Corporation Income Tax Losses
              -----------------------------

              At March 31, 2004, the Company has accumulated non-capital losses totalling $85,207, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2022. The potential benefit of these losses, if any, has not been recorded in the financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                        Age       Position with Registrant                              Served  as a  Director
                                                                                            or Officer since
Theodore Tsagkaris             56     President, Secretary, Treasurer, Chief Executive      September 26, 2002
                                      Officer, and Director (Principal Executive Officer,
                                      Principal Financial Officer, and Principal
                                      Accounting Officer)

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2004.

                          Annual Compensation                         Long Term Compensation
                          ------------------                          ----------------------
                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Theodore       President/ 2004      $0         0      0                  0                0          0                0
Tsagkaris      Secretary/
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Theodore Tsagkaris                            Nil                      Nil                         One
(President, Secretary, Treasurer,
and Director

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

--------------------------------------------------------------------------------------------------------

TITLE OF CLASS            NAME OF BENEFICIAL OWNER         SHARES OF COMMON STOCK       PERCENT OF CLASS
--------------------------------------------------------------------------------------------------------
Common                    Theodore Tsagkaris                        2,500,000                     64.3%
--------------------------------------------------------------------------------------------------------

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

ITEM 13:  EXHIBITS AND REPORTS

  3.1      Articles of Incorporation*
  3.2      By-Laws*
 10.1      Lease Agreement dated May 15, 2001*
 10.2      Lease Agreement dated April 5, 2003*
 10.3      Lease Agreement dated November 1, 2002*
 10.4      Lease amendment dated January 9, 2004**
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.
** previously filed as an exhibit to our annual report for the fiscal year ended
   March 31, 2003 on Form 10-KSB.

There were no reports filed on Form 8-K during the year-ended March 31, 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                             Fiscal year ended
                                   March 31, 2004            March 31, 2003

Audit fees                           $ 2,500                     $ 1,766
Audit-related fees
Tax fees
All other                            $ 5,261                     $ 10,578
fees

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tari, Inc.

                                           /s/ Theodore Tsagkaris
                                           ---------------------------
                                           Theodore Tsagkaris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: July 7, 2004