Form 10QSB
period 2004-06-30
TARI INC
filed 2004-08-05
CIK 1140382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        June 30, 2004
                                    ---------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    -----------------   --------------------

      Commission File Number      001-31669
                            ---------------

                                    TARI INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                 98-03048905
  ---------------------------------          -----------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of July 29, 2004.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)


                                   (Unaudited)
                                   ------------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                 June 30              March 31
                                                                                 -------              --------
                                                     ASSETS                        2004                 2004
                                                     ------                        ----                 ----
Current
   Cash                                                                      $       14,118      $       17,698
                                                                                ===========           =========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $        5,195      $        6,250
   Due to related party - Note 3                                                      2,155               2,155
                                                                                -----------           ---------
                                                                                      7,350               8,405
                                                                                -----------           ---------

                                                STOCKHOLDERS' EQUITY
                                                --------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2004:  3,890,000) shares issued                            3,890               3,890
Additional paid-in capital                                                           90,610              90,610
Deficit accumulated during the pre-exploration stage                            (    87,732)        (    85,207)
                                                                                -----------           ---------
                                                                                      6,768               9,293
                                                                                -----------           ---------
                                                                             $       14,118      $       17,698
                                                                                ===========           =========

Nature and Continuance of Operations - Note 1
Commitments - Note 4




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended June 30, 2004 and 2003,
    and for the period May 2, 2001 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     May 2, 2001
                                                                                                   (Date of Incor-
                                                                                                    -poration) to
                                                                  Three months ended June 30,         June 30,
                                                                    2004              2003              2004
                                                                    ----              ----              ----
Expenses
   Audit and accounting fees                                  $            692  $          1,000  $         21,568
   Bank charges                                                             75                55               689
   Consulting fees                                                           -                 -            15,500
   Incorporation costs                                                       -                 -               900
   Legal fees                                                                -                 -            28,768
   Office expenses                                                           -                 -               386
   Resource property - Note 4                                              221             1,500            12,198
   Transfer agent and filing fees                                        1,537             2,217             7,723
                                                                     ---------         ---------         ---------
Net loss for the period                                       $   (      2,525) $   (      4,772) $   (     87,732)
                                                                     ==========        =========         =========
Basic loss per share                                          $   (      0.00)  $   (      0.00)
                                                                     ==========        =========
Weighted average number of shares outstanding                        3,890,000         3,890,000
                                                                     ==========        =========




                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended June 30, 2004 and 2003,
    and for the period May 2, 2001 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

                                                                                                      May 2, 2001
                                                                                                    (Date of Incor-
                                                                                                      -poration) to
                                                                   Three months ended June 30,           June 30,
                                                                     2004              2003                2004
                                                                     ----              ----                ----
Cash Flows used in Operating Activities
  Net loss for the period                                      $   (     2,525)  $   (     4,772)  $   (    87,732)
  Change  in  non-cash  working capital item related to
   operations:
   Accounts payable and accrued liabilities                             (1,055)            1,000             5,195
                                                                     ---------          --------          --------
                                                                   (     3,580)      (     3,772)      (    82,537)
                                                                     ---------          --------          --------
Cash Flows provided by Financing Activities
   Proceeds from shares issued                                               -                 -            94,500
   Due to related party                                                      -                 -             2,155
                                                                     ---------          --------          --------
                                                                             -                 -            96,655
                                                                     ---------          --------          --------
Increase (decrease) in cash during the period                     (      3,580)           (3,772)           14,118

Cash, beginning of the period                                           17,698            30,773                 -
                                                                     ---------          --------          --------
Cash, end of the period                                        $        14,118   $        27,001   $        14,118
                                                                     =========          ========          ========
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                  $             -   $             -   $             -
                                                                     =========          ========          ========
     Income taxes                                              $             -   $             -   $             -
                                                                     =========          ========          ========




                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
      for the period May 2, 2001 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                            Deficit
                                                                                           Accumulated
                                               Common Shares              Additional        During the
                                     -----------------------------------   Paid-in        Pre-exploration
                                          Number          Par Value         Capital             Stage             Total
                                          ------          ---------         -------             -----             -----
Capital stock issued for cash
                      - at $0.01            2,500,000   $        2,500    $       22,500   $            -      $       25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -    (      39,696)      (      39,696)
                                            ---------        ---------         ---------        ---------           ----------
Balance, March 31, 2002                     2,500,000            2,500            22,500    (      39,696)      (      14,696)
Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.05            1,390,000            1,390            68,110                -              69,500
Net loss for the year ended
 March 31, 2003                                     -                -                 -    (      27,653)      (      27,653)
                                            ---------        ---------         ---------        ---------           ----------
Balance, March 31, 2003                     3,890,000            3,890            90,610    (      67,349)             27,151
Net loss for the year ended
 March 31, 2004                                     -                -                 -    (      17,858)      (      17,858)
                                            ---------       ----------         ---------        ---------           ----------
Balance, March 31, 2004                     3,890,000            3,890            90,610    (      85,207)              9,293
Net loss for the period                                                                     (       2,525)      (       2,525)

                                            ----------      ----------         ----------       ----------          ----------
Balance as at June 30, 2004                 3,890,000   $        3,890    $       90,610   $(      87,732)     $        6,768
                                            ==========      ==========         ==========       ==========          ==========




                            SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


Note 1        Interim Reporting
              -----------------

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2004 financial statements.

Note 2        Continuance of Operations
              -------------------------

              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the company has not yet attained profitable operations and has accumulated a deficit of $87,732 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2004
(Stated in US Dollars) - Page 2
 --------------------

              Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:

                  - $5,000 upon execution (paid);
                  - $1,250 on or before May 15, 2002 (paid);
                  - $1,500 on or before November 30, 2002 (paid);
                  - $1,500 on or before April 15, 2003 (paid);
                  - $2,000 on January 9, 2004 (paid);
                  - $5,000 on or before July 9, 2004 (paid subsequently);
                  - $10,000 on or before January 9, 2005;  and
                  - $50,000each January 9  thereafter  until  termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

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

In January 2004, we amended our mineral claims agreement regarding the SP Project located in Storey County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004 (paid on July 5, 2004), $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $11,000 on professional fees and $14,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $129,000. Our cash on hand June 30, 2004 was $14,118. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the first quarter-ended June 30, 2004

We incurred a net loss of $2,525 for the three-month period ended June 30, 2004, as compared to a loss of $4,772 in the same period in 2003. The difference in net loss was primarily due to a decrease in professional fees, filing fees, and resource property costs. During the three months ended June 30, 2004, we incurred transfer agent and filing fees of $1,537 (2003: $2,217), professional fees of $692 (2003: $1,000), and resource property costs of $221 (2003: $1,500).
At the end of the first quarter, we had cash on hand of $14,118. Our liabilities at the same date totalled $7,350 and consisted of accounts payable of 5,195 and $2,155 due to our president.


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



There were no reports filed on Form 8-K during the three months period ended June 30, 2004.

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

                                           Dated: July 29, 2004