Form 10QSB
period 2004-09-30
TARI INC
filed 2004-11-08
CIK 1140382

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        September 30, 2004
                                      -----------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number      001-31669
                          -----------------

                                    TARI INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

               Nevada                                      98-03048905
 --------------------------------                 -----------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                   --------------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of November 4, 2004.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)


                                   (Unaudited)
                                   ------------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

                                                                                September 30,         March 31,
                                                     ASSETS                          2004                2004
                                                     ------                          ----                ----
Current
   Cash                                                                        $         4,007     $        17,698
                                                                                ==============        ============

                                                    LIABILITIES
                                                    -----------
Current
   Accounts payable and accrued liabilities                                    $         4,725     $         6,250
   Due to related party - Note 3                                                         2,155               2,155
                                                                                --------------        ------------
                                                                                         6,880               8,405
                                                                                --------------        ------------

                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         ---------------------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2004:  3,890,000) shares issued                               3,890               3,890
Additional paid-in capital                                                              90,610              90,610
Deficit accumulated during the pre-exploration stage                              (     97,373)       (     85,207)
                                                                                --------------        ------------
                                                                                  (      2,873)              9,293
                                                                                --------------        ------------
                                                                               $         4,007     $        17,698
                                                                                ==============        ============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and six months ended September 30, 2004 and 2003, and for the period May 2, 2001 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                             May 2, 2001
                                                                                                           (Date of Incor-
                                                Three months ended               Six months ended            poration) to
                                                   September 30,                   September 30,            September 30,
                                               2004            2003            2004            2003              2004
                                               ----            ----            ----            ----              ----
Expenses
   Audit and accounting fees              $        1,332  $        3,761  $        2,024  $        4,761  $       22,900
   Bank charges                                       69              49             144             103             758
   Consulting fees                                     -               -               -               -          15,500
   Incorporation costs                                 -               -               -               -             900
   Legal fees                                          -               -               -               -          28,768
   Management fees                                 1,500               -           1,500               -           1,500
   Office expenses                                 1,200               -           1,200               -           1,586
   Mineral lease costs - Note 4                    5,050             221           5,271           1,721          17,248
   Transfer agent and filing fees                    490             324           2,027           2,541           8,213
                                             -----------     -----------     -----------     -----------     -----------
Net loss for the period                   $  (     9,641) $  (     4,355) $  (    12,166) $  (     9,126) $       97,373
                                             ===========     ===========     ===========     ===========     ===========
Basic loss per share                      $  (      0.00) $  (      0.00) $  (      0.00) $  (      0.00)
                                             ===========     ===========     ===========     ===========
Weighted average number of
shares outstanding                             3,890,000       3,890,000       3,890,000       3,890,000
                                             ===========     ===========      ==========     ===========



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 2004 and 2003,
  and for the period May 2, 2001 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                      May 2, 2001
                                                                                                       (Date of
                                                                                                    Incorporation)
                                                                        Six months ended             to September
                                                                          September 30,                   30,
                                                                     2004              2003              2004
                                                                     ----              ----              ----
Cash Flows used in Operating Activities
  Net loss for the period                                      $   (    12,166)  $   (     9,126)  $   (    97,373)
  Change in non-cash working capital item related to
   operations:
   Accounts payable and accrued liabilities                        (     1,525)      (       883)            4,725
                                                                   -----------       -----------        -----------
                                                                   (    13,691)      (    10,009)      (    92,648)
                                                                   -----------       -----------        -----------
Cash Flows provided by Financing Activities
   Proceeds from shares issued                                               -                 -            94,500
   Due to related party                                                      -                 -             2,155
                                                                   -----------       -----------        -----------
                                                                             -                 -            96,655
                                                                   -----------       -----------        -----------
Increase (decrease) in cash during the period                     (     13,691)      (    10,009)            4,007

Cash, beginning of the period                                           17,698            30,773                 -
                                                                   -----------        ----------        ----------
Cash, end of the period                                        $         4,007   $        20,764   $         4,007
                                                                   ===========        ==========        ==========
Supplemental disclosure of cash flow information: Cash paid for:
     Interest                                                  $             -   $             -   $             -
                                                                   ===========        ==========        ==========
     Income taxes                                              $             -   $             -   $             -
                                                                   ===========        ==========        ==========



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period May 2, 2001 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                             Deficit
                                                                                           Accumulated
                                               Common Shares              Additional        During the
                                     -----------------------------------   Paid-in        Pre-exploration
                                          Number          Par Value         Capital             Stage             Total
                                         -------          ---------         -------             -----             ------
Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -    (      39,696)      (      39,696)
                                           ----------      -----------        ----------      -----------          -----------
Balance, March 31, 2002                     2,500,000            2,500            22,500    (      39,696)      (      14,696)
Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.05            1,390,000            1,390            68,110                -              69,500
Net loss for the year ended
 March 31, 2003                                     -                -                 -    (      27,653)      (      27,653)
                                           ----------      -----------        ----------      -----------          -----------
Balance, March 31, 2003                     3,890,000            3,890            90,610    (      67,349)             27,151
Net loss for the year ended
 March 31, 2004                                     -                -                 -    (      17,858)      (      17,858)
                                           ----------      -----------        ----------      -----------          -----------
Balance, March 31, 2004                     3,890,000            3,890            90,610    (      85,207)              9,293
Net loss for the period                                                                     (      12,166)      (      12,166)
                                           ----------      -----------        ----------      ------------         -----------
Balance, September 30, 2004                 3,890,000 $          3,890  $         90,610 $  (      97,373)   $  (       2,873)
                                           ==========      ===========        ==========      ============         ===========



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2004 financial statements. Operating results from the period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

Note 2        Continuance of Operations
              -------------------------

              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $2,873 as at September 30, 2004 and has not yet attained profitable operations. The Company has accumulated losses of $97,373 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3        Due to Related Party
              --------------------

              The amount due to related party, a director of the Company, consist of unpaid advances of $2,155. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 2
 --------------------


              Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:

                  -   $5,000 upon execution (paid);

                  -   $1,250 on or before May 15, 2002 (paid);
                  -   $1,500 on or before November 30, 2002 (paid);
                  -   $1,500 on or before April 15, 2003 (paid);
                  -   $2,000 on January 9, 2004 (paid);
                  -   $5,000 on or before July 9, 2004 (paid);
                  -   $10,000 on or before January 9, 2005;  and
                  -   $50,000each January 9 thereafter until termination of the
                       lease, adjusted based on inflation rates designated by the Consumer Price Index.

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


Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the SP project in which we hold a leasehold interest. We still anticipate that this program will cost us $89,000.

In January 2004, we amended our mineral claims agreement regarding the SP Project located in Storey County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement and $5,000 on July 5, 2004. In order to keep the lease in good standing, we must pay the lessor $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $12,000 on professional fees and $15,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $126,000. Our cash on hand September 30, 2004 was $4,007. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter-ended September 30, 2004

We incurred a net loss of $12,166 for the six-month period ended September 30, 2004, as compared to a loss of $9,126 in the same period in 2003. The difference in net loss was primarily due to an increase in management fees, office expenses, and resource property costs. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees ($1,500 per the period July - September 2004). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses ($1,200 per the period July-September 2004) related to use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During the six months ended September 30, 2004, we incurred transfer agent and filing fees of $2,027 (2003:
$2,541) and professional fees of $2,024 (2003: $4,761) in order to bring all outstanding SEC filings current. We also incurred resource property costs of $5,271 (2003: $1,721) due to the new amended lease agreement. At the end of the second quarter, we had cash on hand of $4,007. Our liabilities for the same period totalled $6,880 and consisted of accounts payable of $4,725 and $2,155 due to our president.

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

None.

Item 3.            Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits and Report on Form 8-K

 10.1        Management Agreement
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the six months period ended September 30, 2004.

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

                                           Dated: November 4, 2004

                                  Exhibit 10.1


                              MANAGEMENT AGREEMENT
                              --------------------

This Management Agreement is dated July 1, 2004.

BETWEEN:

               Theodore Tsagkaris, with address at 1029 Logan Avenue, Toronto, Ontario, M4K 3E7

                                                                (the "Manager")

and

               TARI INC., a company having a registered office in the State of Nevada and records office at 802 - 700 West Pender Street, Vancouver, BC, V6C 1G8

                                                                (the "Company")

WHEREAS:

A. The Company has agreed to retain the services of the Manager on the terms and conditions hereinafter set forth effective the date referenced above; and

B. The Manager has agreed to be retained by the Company upon the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the premises and mutual covenants and agreements herein contained, the parties hereto covenant and agree each with the other as follows:


1.       RETAINER

The Company hereby retains the Manager and the Manager hereby accepts such retainer, to perform the duties and render the services set forth herein during the term of this Agreement. The Manager agrees to provide the services of Theodore Tsagkaris ("Tsagkaris") to the Company for the duration of this Agreement.


2.       TERM

This Agreement will be effective July 1, 2004 (the "Commencement Date") and shall continue in full force and effect for 12 months after the Commencement Date.


3.       COMPENSATION

As compensation for the services of the Manager during the term of this Agreement, the Company shall pay the Manager a monthly salary of US$500 commencing on the Commencement Date.

4.       REIMBURSEMENT FOR EXPENSES

The Manager will be reimbursed for all reasonable out-of-pocket expenses incurred by the Manager in or about the execution of his duties which are pre-approved by the Company.


5.       DUTIES AND SERVICES

During the term of this Agreement, the Company agrees that Tsagkaris will provide general management duties, as required.


6.       TERMINATION OF AGREEMENT

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Manager may resign his retainer hereunder by giving one month's written notice of such intention to resign.


7.       APPLICABLE LAW

This Agreement shall be governed by the laws of the State of Nevada, USA and the Province of British Columbia, Canada.


8.       AMENDMENT

This Agreement may not be amended or otherwise modified except in writing signed by both parties.


9.       HEADINGS

All headings and titles in this Agreement are for reference only and are not to be used in the interpretation of the terms hereof.


10.      ACCEPTANCE OF AGREEMENT

This Agreement is subject to the approval of the Board of Directors of the Company.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.


THEODORE TSAGKARIS                                TARI INC.
Per:                                              Per:


sgd:  Theodore Tsagkaris                          sgd:  Theodore Tsagkaris
Theodore Tsagkaris                                Theodore Tsagkaris, President