Form 10QSB
period 2004-12-31
TARI INC
filed 2005-02-25
CIK 1140382

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        December 31, 2004
                                            -----------------

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

                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                    (Address of principal executive offices)

                                 (604) 685-3317
               Registrant's telephone number, including area code


                                      None
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of February 11, 2005.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

                                                                                 December 31,         March 31,
                                                     ASSETS                          2004                2004
                                                     ------                          ----                ----
Current
    Cash                                                                      $           3,760   $          17,698
                                                                              =================   =================

                                                    LIABILITIES
                                                    -----------
Current
    Accounts payable and accrued liabilities - Note 4                         $           9,659   $           6,250
    Due to related party - Note 4                                                         2,155               2,155
                                                                              -----------------   -----------------

                                                                                         11,814               8,405
                                                                              -----------------   -----------------


                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         ---------------------------------

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,890,000  (March 31,2004:  3,890,000) shares isused                            3,890               3,890
Additional paid-in capital                                                               90,610              90,610
Deficit accumulated during the pre-exploration stage                                   (102,554)            (85,207)
                                                                              -----------------   -----------------

                                                                                         (8,054)              9,293
                                                                              -----------------   -----------------

                                                                              $           3,760   $          17,698
                                                                              =================   =================



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and nine months ended December 31, 2004 and 2003, and for the period May 2, 2001 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                             May 2, 2001
                                                                                                               (Date of
                                                                                                            Incorporation)
                                                Three months ended              Nine months ended                to
                                            December 31,   December 31,     December 31,
                                               2004            2003            2004            2003              2004
                                               ----            ----            ----            ----              ----
Expenses
    Audit and accounting fees             $        2,200  $        1,821  $        4,224  $        6,582  $        25,100
    Bank charges                                      36              45             180             148              794
    Consulting fees                                    -               -               -               -           15,500
    Incorporation costs                                -               -               -               -              900
    Legal fees                                         -               -               -               -           28,768
    Management fees - Note 4                       1,500               -           3,000               -            3,000
    Office expenses                                1,200               -           2,400               -            2,786
    Mineral lease costs - Note 3                       -               -           5,271           1,721           17,248
    Transfer agent and filing fees                   245              34           2,272           2,575            8,458
                                          --------------  --------------  --------------  --------------  ---------------

Net loss for the period                   $       (5,181) $       (1,900) $      (17,347) $      (11,026) $      (102,554)
                                          ==============  ==============  ==============  ==============  ===============

Basic loss per share                      $        (0.00) $        (0.00) $        (0.00) $        (0.00)
                                          ==============  ==============  ==============  ==============

Weighted average number of
 shares outstanding                            3,890,000       3,890,000       3,890,000       3,890,000
                                          ==============  ==============  ==============  ==============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the nine months ended December 31, 2004 and 2003,
  and for the period May 2, 2001 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                      May 2, 2001
                                                                                                       (Date of
                                                                                                    Incorporation)
                                                                        Nine months ended                 to
                                                                 December 31,      December 31,
                                                                     2004              2003              2004
                                                                     ----              ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                    $       (17,347)  $       (11,026)  $      (102,554)
    Change in non-cash working capital items related to
   operations:
      Prepaid expenses                                                       -            (1,558)                -
      Accounts payable and accrued liabilities                           3,409             3,238             9,659
                                                               ---------------   ---------------   ---------------

                                                                       (13,938)           (9,346)          (92,895)
                                                               ---------------   ---------------   ---------------

Cash Flows provided by Financing Activities
    Proceeds from shares issued                                              -                 -            94,500
    Due to related party                                                     -                 -             2,155
                                                               ---------------   ---------------   ---------------

                                                                             -                 -            96,655
                                                               ---------------   ---------------   ---------------

Increase (decrease) in cash during the period                          (13,938)           (9,346)            3,760

Cash, beginning of the period                                           17,698            30,773                 -
                                                               ---------------   ---------------   ---------------

Cash, end of the period                                        $         3,760   $        21,427   $         3,760
                                                               ===============   ===============   ===============

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                 $             -   $             -   $             -
                                                               ===============   ===============   ===============

      Income taxes                                             $             -   $             -   $             -
                                                               ===============   ===============   ===============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period May 2, 2001 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                     -----------------------------------
                                          Number          Par Value         Capital             Stage             Total
Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -          (39,696)            (39,696)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2002                     2,500,000            2,500            22,500          (39,696)            (14,696)
Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.05            1,390,000            1,390            68,110                -              69,500
Net loss for the year ended
 March 31, 2003                                     -                -                 -          (27,653)            (27,653)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2003                     3,890,000            3,890            90,610          (67,349)             27,151
Net loss for the year ended
 March 31, 2004                                     -                -                 -          (17,858)            (17,858)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2004                     3,890,000            3,890            90,610          (85,207)              9,293
Net loss for the period                             -                -                 -          (17,347)            (17,347)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, December 31, 2004                  3,890,000 $          3,890  $         90,610 $       (102,554)   $         (8,054)
                                     ================ ================  ================ ================     ===============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2004 financial statements. Operating results from the period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

Note 2        Continuance of Operations
              -------------------------

              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $8,054 as at December 31, 2004, has not yet attained profitable operations and the Company has accumulated losses of $102,554 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3        Commitments- Note 5
              -----------

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2004
(Stated in US Dollars) - Page 2
 --------------------


Note 3        Commitments - Note 5 - (cont'd)
              -----------

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

              -   $1,500 on or before November 30, 2002 (paid);

              -   $1,500 on or before April 15, 2003 (paid);

              -   $2,000 on January 9, 2004 (paid);

              -   $5,000 on or before July 9, 2004 (paid);

              -   $10,000 on or before January 9, 2005 (see Note 5);  and

              - $50,000 each January 9 thereafter until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2004
(Stated in US Dollars) - Page 3
 --------------------


Note 4        Related Party Transactions
              --------------------------
              The Company was charged the following by a director of the
              Company:

                                                                                                  May 2, 2001
                                                                                                    (Date of
                                          Three months ended           Nine months ended         Incorporation)
                                             December 31,                 December 31,             To Dec 31,
                                         2004           2003          2004           2003             2004
                                         ----           ----          ----           ----             ----
             Management fees         $     1,500   $         -    $     3,000   $         -    $       3,000
                                     ===========   ===========    ===========   ===========    =============

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at December 31, 2004 is $3,000 (March 31, 2004: $Nil) consisting of unpaid management fees due to a director of the Company.

              The amount due to related party, a director of the Company, consists of unpaid advances of $2,155. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5        Subsequent Event
              ----------------

              The advance royalty payment of $10,000 due by January 9, 2005 has not been paid. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments. As per the lease agreement, the landlord must give written default notice and the Company has 15 days to cure the default or the lease can be terminated. No notice has been received due to the current negotiations.

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

The advance royalty payment of $10,000 due by January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments. As per the lease agreement, the landlord must give written default notice and the Company has 15 days to cure the default or the lease can be terminated. No notice has been received due to the current negotiations.

In addition, we anticipate spending $12,000 on professional fees and $15,000 on administrative expenses.

Total expenditures (not including any property expenditures) over the next 12 months are therefore expected to be $27,000. Our cash on hand December 31, 2004 was $3,760. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SP project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the third quarter-ended December 31, 2004

We incurred a net loss of $17,347 for the nine-month period ended December 31, 2004, as compared to a loss of $11,026 in the same period in 2003. The difference in net loss was primarily due to an increase in management fees, office expenses, and resource property costs. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees ($3,000 per the period July - December 2004). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses ($2,400 per the period July-December 2004) related to use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During the nine months ended December 31, 2004, we incurred transfer agent and filing fees of $2,227 (2003: $2,575) and professional fees of $4,224 (2003: $6,582) in order to bring all outstanding SEC filings current. We also incurred resource property costs of $5,271 (2003:
$1,721) due to the new amended lease agreement. At the end of the third quarter, we had cash on hand of $3,760. Our liabilities for the same period totalled $11,814 and consisted of accounts payable of $9,659 and $2,155 due to our president.

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

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Report on Form 8-K

 10.1      Management Agreement *
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit with Form 10-QSB for the quarter ended September 30, 2004. There were no reports filed on Form 8-K during the nine months period ended December 31, 2004.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tari Inc.

                                           /s/ Theodore Tsagkaris
                                           ---------------------------
                                           Theodore Tsagkaris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: February 11, 2005