Form 10KSB
period 2005-03-31
TARI INC
filed 2005-06-30
CIK 1140382

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

                    For the fiscal year ended March 31, 2005
                                              --------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31669


                                    TARI INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                       98-0339560
------------------------------               -----------------------------------
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

                             Yes      X                         No
                                 ----------                        ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             Yes      X                         No
                                -----------                       -------------


State issuer's revenues for its most recent fiscal year:        Nil
                                                          ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $69,500 as at June 30, 2005
                           ---------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          3,890,000 as at June 30, 2005
                          -----------------------------

TABLE OF CONTENTS
-----------------
                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
ITEM 7:  FINANCIAL STATEMENTS................................................11
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES....................................23
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........24
ITEM 10:  EXECUTIVE COMPENSATION.............................................24
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....25
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................25
ITEM 13:  EXHIBITS AND REPORTS...............................................25
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................26

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

Mining Lease Agreement

By a lease agreement effective May 15, 2001 and amended April 2002, November 2002, April 2003, January 9, 2004, and April 11, 2005, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:

       - $5,000 upon execution (paid)
       - $1,250 by May 15, 2002 (paid)
       - $1,500 by November 30, 2002 (paid)
       - $1,500 by April 15, 2003 (paid)
       - $2,000 by January 9, 2004 (paid)
       - $5,000 by July 9, 2004 (paid)
       - $5,000 on April 12, 2005 (paid  subsequent  to March 31,  2005); and
       - $50,000 on January 9 of each successive year, subject to adjustment for inflation

In addition, the Company is required to fund exploration expenditures of $5,000 by April 12, 2005 (paid subsequent to March 31, 2005).

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2005, we had cash in the amount of $2,458. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the SF Project. In order to complete phase one of the exploration program, we anticipate the costs to be $89,000. We are also required to pay an additional $50,000 by January 9, 2006 in order to keep our lease agreement respecting the SF project in good standing. In addition, we anticipate incurring $11,000 in professional fees and $14,000 in administrative expenses.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

The advance royalty payment of $10,000 due by January 9, 2005 was not paid. On April 11, 2005, the SF Property lease agreement dated May 15, 2001 was further amended with respect to the Schedule of Minimum Payments. With the amendment, the Company, instead of paying the advance royalty of $10,000 by January 9, 2005, shall pay $5,000 by April 12, 2005, and fund exploration expenditures on the SF Property of $5,000 by April 12, 2005. Both payments were made on April 12, 2005. In order to keep the lease in good standing, we must pay the lessor $50,000 by January 9 every year thereafter.

In addition, we anticipate spending $11,000 on professional fees and $14,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $129,000. Our cash on hand at March 31, 2005 was $2,458. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For Period Ending March 31, 2005

We incurred a net loss of $24,235 for the year-ended March 31, 2005, as compared to a loss of $17,858 in the same period in 2004. The increase in net loss was primarily due to the increase in management fees of $4,500 and office expenses of $3,600. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees ($4,500 per the period July 2004 - March 2005). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses ($3,600 per the period July 2004 -March 2005) related to use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During fiscal year ended March 31, 2005, we incurred accounting & audit fees of $6,997 (2004: $8,532), legal fees of $1,000 (2004: $2,308), mineral lease costs of $5,271 (2004: $3,721), transfer agent and filing fees of $2,651 (2004: $ 3,101). At year-end, we had cash on hand of $2,458. Our liabilities at the same date totalled $17,400 and consisted of accounts payable and accrued liabilities of $15,245 and $2,155 due to our president for advances.

ITEM 7:  FINANCIAL STATEMENTS

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                             (Stated in US Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Tari Inc.

We have audited the accompanying balance sheets of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended March 31, 2005 and 2004 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and for the period May 2, 2001 (Date of Incorporation) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                              "AMISANO HANSON"
June 6, 2005                                              Chartered Accountants

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2005 and 2004
                             (Stated in US Dollars)
                              ---------------------

                                                     ASSETS                          2005                2004
                                                     ------                          ----                ----
Current
    Cash                                                                      $           2,458   $          17,698
                                                                              =================   =================

                                                   LIABILITIES
                                                   -----------
Current
    Accounts payable and accrued liabilities - Note 3                         $          15,245   $           6,250
    Due to related party - Note 3                                                         2,155               2,155
                                                                              -----------------   -----------------

                                                                                         17,400               8,405
                                                                              -----------------   -----------------


                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         ---------------------------------

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,890,000  (2004:  3,890,000) shares issued                                     3,890               3,890
Additional paid-in capital                                                               90,610              90,610
Deficit accumulated during the pre-exploration stage                                   (109,442)            (85,207)
                                                                              -----------------   -----------------

                                                                                        (14,942)              9,293
                                                                              -----------------   -----------------

                                                                              $           2,458   $          17,698
                                                                              =================   =================

Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Event - Note 4





                             SEE ACCOMPANYING NOTES

                                   TARI INC.
                       (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                  for the years ended March 31, 2005 and 2004,
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                                     May 2, 2001
                                                                                                       (Date of
                                                                                                    Incorporation)
                                                                                                          to
                                                                      Years ended March 31,           March 31,
                                                                      2005             2004              2005
                                                                      ----             ----              ----
Expenses
    Audit and accounting fees                                   $         6,997  $        8,532   $         27,873
    Bank charges                                                            216             196                830
    Consulting fees                                                           -               -             15,500
    Incorporation costs                                                       -               -                900
    Legal fees                                                            1,000           2,308             29,768
    Management fees - Note 3                                              4,500               -              4,500
    Office expenses                                                       3,600               -              3,986
    Mineral lease costs - Note 4                                          5,271           3,721             17,248
    Transfer agent and filing fees                                        2,651           3,101              8,837
                                                                ---------------  --------------   ----------------

Net loss for the period                                         $       (24,235) $      (17,858)  $       (109,442)
                                                                ===============  ==============   ================

Basic loss per share                                            $         (0.01) $        (0.00)
                                                                ===============  ==============

Weighted average number of shares outstanding                         3,890,000       3,890,000
                                                                ===============  ==============






                             SEE ACCOMPANYING NOTES

                                   TARI INC.
                       (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period May 2, 2001 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                           Additional        During the
                                               Common Shares                Paid-in        Pre-exploration
                                     -----------------------------------
                                          Number          Par Value         Capital             Stage             Total
                                          ------          ---------         -------             -----             -----
Capital stock issued for cash
                      - at $0.01            2,500,000 $          2,500  $         22,500 $              -    $         25,000
Net loss for the period ended
 March 31, 2002                                     -                -                 -          (39,696)            (39,696)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2002                     2,500,000            2,500            22,500          (39,696)            (14,696)
Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.05            1,390,000            1,390            68,110                -              69,500
Net loss for the year ended
 March 31, 2003                                     -                -                 -          (27,653)            (27,653)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2003                     3,890,000            3,890            90,610          (67,349)             27,151
Net loss for the year ended
 March 31, 2004                                     -                -                 -          (17,858)            (17,858)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2004                     3,890,000            3,890            90,610          (85,207)              9,293
Net loss for the year ended
 March 31, 2005                                     -                -                 -          (24,235)            (24,235)
                                     ---------------- ----------------  ---------------- ----------------    ----------------

Balance, March 31, 2005                     3,890,000 $          3,890  $         90,610 $       (109,442)   $        (14,942)
                                     ================ ================  ================ ================     ===============





                             SEE ACCOMPANYING NOTES

                                   TARI INC.
                       (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended March 31, 2005 and 2004,
    and for the period May 2, 2001 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                                      May 2, 2001
                                                                                                       (Date of
                                                                                                    Incorporation)
                                                                                                          to
                                                                      Years ended March 31,            March 31,
                                                                     2005              2004              2005
                                                                     ----              ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                    $       (24,235)  $       (17,858)  $      (109,442)
    Change in non-cash working capital items related to
   operations:
      Accounts payable and accrued liabilities                           8,995             4,783            15,245
                                                               ---------------   ---------------   ---------------

                                                                       (15,240)          (13,075)          (94,197)
                                                               ---------------   ---------------   ---------------

Cash Flows provided by Financing Activities
    Proceeds from shares issued                                              -                 -            94,500
    Due to related party                                                     -                 -             2,155
                                                               ---------------   ---------------   ---------------

                                                                             -                 -            96,655
                                                               ---------------   ---------------   ---------------

Increase (decrease) in cash during the period                          (15,240)          (13,075)            2,458

Cash, beginning of the period                                           17,698            30,773                 -
                                                               ---------------   ---------------   ---------------

Cash, end of the period                                        $         2,458   $        17,698   $         2,458
                                                               ===============   ===============   ===============

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                 $             -   $             -   $             -
                                                               ===============   ===============   ===============

      Income taxes                                             $             -   $             -   $             -
                                                               ===============   ===============   ===============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                             (Stated in US Dollars)
                             -----------------------

Note 1        Nature and Continuance of Operations
              ------------------------------------

              The company is in the pre-exploration stage. The company has entered into a lease agreement to explore and mine a pre-exploration property located in the State of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2005, the Company has a working capital deficiency of $14,942, has no established source of revenue and has accumulated a deficit of $109,442 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

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

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Income Taxes
              ------------

              The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS"), No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

Note 3        Related Party Transactions
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                   May 2, 2001
                                                                                                    (Date of
                                                                                                 Incorporation)
                                                                                                       to
                                                                    Years ended March 31,           March 31,
                                                                    2005            2004              2005
                                                                    ----            ----              ----
              Management fees                                   $       4,500  $           -   $           4,500
                                                                =============  =============   =================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included  in accounts  payable at March 31, 2005 is $4,500  (2004:
              $Nil) of unpaid management fees due to a director of the Company.

              The amount due to related party, a director of the Company, consists of unpaid advances of $2,155 (2004: $2,155). The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Commitments

              Mining Lease

              By a lease agreement effective May 15, 2001 and amended April 2002, November 2002, April 2003, January 9, 2004 and April 11, 2005, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments as follows:

              -   $5,000 upon execution (paid);

              -   $1,250 on or before May 15, 2002 (paid);

              -   $1,500 on or before November 30, 2002 (paid);

              -   $1,500 on or before April 15, 2003 (paid);

              -   $2,000 on January 9, 2004 (paid);

              -   $5,000 on or before July 9, 2004 (paid);

              -   $5,000 on April 12, 2005 (paid subsequent to March 31, 2005);
                  and

              - $50,000 each January 9 thereafter until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

              In  addition,   the  Company  is  required  to  fund   exploration
              expenditures of $5,000 by April 12, 2005 (paid subsequent to March 31, 2005).

              The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

              -----------

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

Note 5        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the company's deferred tax assets:0

                                                                                        2005            2004
                                                                                        ----            ----
             Deferred Tax Assets
                 Non-capital loss carryforward                                     $       25,932   $      17,220
             Valuation allowance for deferred tax asset                                   (25,932)        (17,220)
                                                                                   ---------------  -------------

                                                                                   $            -   $           -
                                                                                   ==============   =============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Corporation Income Tax Losses
              -----------------------------

              At March 31, 2005, the Company has accumulated non-capital losses totalling $109,442, which are available to reduce taxable income in future taxation years. These losses will expire beginning in 2022.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                          Age     Position with Registrant                                Served  as a  Director
                                                                                              or Officer since
Theodore Tsagkaris             57     President,  Secretary,  Treasurer,  Chief  Executive      September 26, 2002
                                      Officer,  and Director (Principal Executive Officer,
                                      Principal    Financial   Officer,    and   Principal
                                      Accounting Officer)

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2005.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Theodore       President/  2004     $0       0      0                  0                0          0                0
Tsagkaris      Secretary/  2005     $0       0      $4,500             0                0          0                0
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

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

(President, Secretary, Treasurer,
and Director

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

------------------------- -------------------------------- ---------------------------- ---------------------------

TITLE OF CLASS            NAME OF BENEFICIAL OWNER         SHARES OF COMMON STOCK       PERCENT OF CLASS
------------------------- -------------------------------- ---------------------------- ---------------------------
Common                    Theodore Tsagkaris                        2,500,000                     64.3%
------------------------- -------------------------------- ---------------------------- ---------------------------

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 2005, we paid $4,500 to our president, Theodore Tsagkaris for management services.

Otherwise neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 13:  EXHIBITS AND REPORTS

  3.1        Articles of Incorporation*
  3.2        By-Laws*
 10.1        Lease Agreement dated May 15, 2001*
 10.2        Lease Agreement dated April 5, 2003*
 10.3        Lease Agreement dated November 1, 2002*
 10.4        Lease amendment dated January 9, 2004**
 10.5        Lease amendment dated April 11, 2005
 31.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.
** previously filed as an exhibit to our annual report for the fiscal year ended
   March 31, 2003 on Form 10-KSB.

There were no reports filed on Form 8-K during the year-ended March 31, 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                                  Fiscal year ended
                                      March 31, 2005             March 31, 2004

Audit fees                              $ 2,977                     $ 2,500
Audit-related fees
Tax fees
All other                               $ 1,902                     $ 5,261
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

                                         Tari, Inc.

                                         /s/ Theodore Tsagkaris
                                         ---------------------------
                                         Theodore Tsagkaris
                                         President, Secretary, Treasurer
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)
                                         Dated: June 30, 2005