Form 10QSB
period 2005-09-30
TARI INC
filed 2005-11-15
CIK 1140382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        September 30, 2005
                                          -----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of November 14, 2005.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2005 and March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                September 30,         March 31,
                                                     ASSETS                          2005                2005
                                                     ------                          ----                ----
Current
    Cash                                                                      $            876    $          2,458
                                                                              ================    ================

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 4                         $         26,768    $         15,245
    Due to related party - Note 4                                                       12,155               2,155
                                                                              ----------------    ----------------

                                                                                        38,923              17,400
                                                                              ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
    10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2005: 3,890,000) shares issued                                3,890               3,890
Additional paid-in capital                                                              90,610              90,610
Deficit accumulated during the pre-exploration stage                                  (132,547)           (109,442)
                                                                              ----------------    ----------------

                                                                                       (38,047)            (14,942)
                                                                              ----------------    ----------------

                                                                              $            876    $          2,458
                                                                              ================    ================


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and six months ended September 30, 2005 and 2004 and for the period May 2, 2001 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                May 2, 2001
                                                                                                                  (Date of
                                                  Three months ended               Six months ended            Incorporation)
                                                    September 30,                    September 30,            to September 30,
                                                2005             2004            2005            2004               2005
                                                ----             ----            ----            ----               ----
Expenses
    Audit and accounting fees              $        2,533  $        1,332   $        6,428  $        2,024  $         34,301
    Bank charges                                       42              69              118             144               948
    Consulting fees                                     -               -                -               -            15,500
    Incorporation costs                                 -               -                -               -               900
    Legal fees                                          -               -                -               -            29,768
    Management fees - Note 4                        1,500           1,500            3,000           1,500             7,500
    Mineral lease costs - Note 3                        -           5,050           10,217           5,271            27,465
    Office expenses                                 1,200           1,200            2,400           1,200             6,386
    Transfer agent and filing fees                    213             490              942           2,027             9,779
                                           --------------  --------------   --------------  --------------  ----------------

Net loss for the period                    $       (5,488) $       (9,641)  $      (23,105) $      (12,166) $       (132,547)
                                           ==============  ==============   ==============  ==============  ================

Basic loss per share                       $        (0.00) $       (0.00)   $        (0.01) $        (0.00)
                                           ==============  =============    ==============  ==============

Weighted average number of shares
 outstanding                                    3,890,000       3,890,000        3,890,000       3,890,000
                                           ==============  ==============   ==============  ==============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                      INTERIM STATEMENTS OF CASH FLOWS for
              the three and six months ended September 30, 2005 and
                                      2004
  and for the period May 2, 2001 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       May 2, 2001
                                                                                                         (Date of
                                                                        Six months ended              Incorporation)
                                                                          September 30,              to September 30,
                                                                     2005              2004                2005
                                                                     ----              ----                ----
Cash Flows used in Operating Activities
    Net loss for the period                                    $       (23,105)  $       (12,166)  $      (132,547)
    Change in non-cash working capital item related to
 operations:
      Accounts payable and accrued liabilities                          11,523            (1,525)           26,768
                                                               ---------------   ----------------  ---------------

                                                                       (11,582)          (13,691)         (105,779)
                                                               ----------------  ----------------  ----------------

Cash Flows provided by Financing Activities
    Proceeds from shares issued                                              -                 -            94,500
    Due to related party                                                10,000                 -            12,155
                                                               ---------------   ---------------   ---------------

                                                                        10,000                 -           106,655
                                                               ---------------   ---------------   ---------------

Increase (decrease) in cash during the period                           (1,582)          (13,691)              876

Cash, beginning of the period                                            2,458            17,698                 -
                                                               ---------------   ---------------   ---------------

Cash, end of the period                                        $           876   $         4,007   $           876
                                                               ===============   ===============   ===============

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                                 $             -   $             -   $             -
                                                               ===============   ===============   ===============

      Income taxes                                             $             -   $             -   $             -
                                                               ===============   ===============   ===============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period May 2, 2001 (Date of
                      Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                               Additional         During the
                                                   Common Shares                 Paid-in       Pre-exploration
                                         -----------------------------------
                                              Number          Par Value          Capital            Stage              Total
                                              ------          ---------          -------            -----              -----
Capital stock issued for cash
                           - at $0.01           2,500,000  $          2,500 $         22,500  $              -   $        25,000
Net loss for the period ended
 March 31, 2002                                         -                 -                -           (39,696)          (39,696)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2002                         2,500,000             2,500           22,500           (39,696)          (14,696)
Capital stock subscribed pursuant
 to an offering memorandum for
 cash                      - at $0.05           1,390,000             1,390           68,110                 -            69,500
Net loss for the year ended
 March 31, 2003                                         -                 -                -           (27,653)          (27,653)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2003                         3,890,000             3,890           90,610           (67,349)           27,151
Net loss for the year ended
 March 31, 2004                                         -                 -                -           (17,858)          (17,858)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2004                         3,890,000             3,890           90,610           (85,207)            9,293
Net loss for the period                                 -                 -                -           (24,235)          (24,235)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2005                         3,890,000             3,890           90,610          (109,442)          (14,942)

Net loss for the period                                 -                 -                -           (23,105)          (23,105)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, September 30, 2005                     3,890,000  $          3,890 $         90,610  $       (132,547)  $       (38,047)
                                         ================  ================ ================  ================   ===============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2005 financial statements. Operating results from the period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $38,047 as at September 30, 2005, has not yet attained profitable operations and the Company has accumulated losses of $132,547 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain additional short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Stated in US Dollars) - Page 2
 --------------------

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Stated in US Dollars) - Page 3
 --------------------

Note 4 Related Party Transactions
       --------------------------
              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                    May 2, 2001
                                                                                                     (Date of
                                          Three months ended            Six months ended          Incorporation)
                                            September 30,                September 30,           to September 30,
                                         2005           2004          2005           2004              2005
                                         ----           ----          ----           ----              ----
             Management fees         $      1,500  $       1,500  $      1,500  $      1,500   $          7,500
                                     ============  =============  ============  ============   ================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at September 30, 2005 is $7,500 (March 31, 2005: $Nil) consisting of unpaid management fees due to a director of the Company.

              The amount  due to  related  party,  a  director  of the  Company,
              consist  of  unpaid   advances.   The  amount  due  is  unsecured,
              non-interest bearing and has no specific terms for repayment.

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

Total expenditures over the next 12 months are therefore expected to be $129,000. Our cash on hand at September 30, 2005 was $876. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter ended September 30, 2005

We incurred a net loss of $23,105 for the six months period ended September 30, 2005, as compared to a loss of $12,166 in the same period in 2004. The difference in net loss was primarily due to an increase in management fees, office expenses, and resource property costs. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees ($3,000 for the period April - September, 2005). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses ($2,400 per the period April - September, 2005) related to use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During the six months ended September 30, 2005, we incurred transfer agent and filing fees of $942 (2004: $2,027) and professional fees of $6,428 (2004: $2,024) in order to bring all outstanding SEC filings current. We also incurred resource property costs of $10,217 (2004: $5,271) due to the new amended lease agreement. At the end of the second quarter, we had cash on hand of $876. Our liabilities for the same period totalled $38,923 and consisted of accounts payable of $26,768 and $12,155 due to our president.

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

There were no reports filed on Form 8-K during the six months period ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tari Inc.

                                           /s/ Theodore Tsagkaris
                                           ---------------------------
                                           Theodore Tsagkaris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: November 14, 2005