Form 10QSB
period 2005-12-31
TARI INC
filed 2006-02-15
CIK 1140382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        December 31, 2005
                                         -----------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                   ------------------   --------------------

      Commission File Number      001-31669
                               -----------------

                                    TARI INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

            Nevada                                         98-03048905
 ---------------------------------               -----------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                          Identification No.)


                        700 West Pender Street, Suite 802
                   Vancouver, British Columbia, Canada V6C 1G8
                 -------------------------------------------------
                   (Address of principal executive offices)

                                 (604) 685-3317
                  --------------------------------------------------
                  Registrant's telephone number, including area code


                                      None
     -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of February 14, 2006.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2005 and March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                 December 31,         March 31,
                                                     ASSETS                          2005                2005
                                                     ------                          ----                ----
Current
    Cash                                                                      $            614    $          2,458
                                                                              ================    ================

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 4                         $         25,252    $         15,245
    Due to related party - Note 4                                                       19,322               2,155
                                                                              ----------------    ----------------

                                                                                        44,574              17,400
                                                                              ----------------    ----------------

                                              STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
    10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,890,000 (March 31, 2005: 3,890,000) shares issued                                3,890               3,890
Additional paid-in capital                                                              90,610              90,610
Deficit accumulated during the pre-exploration stage                                  (138,460)           (109,442)
                                                                              ----------------    ----------------

                                                                                       (43,960)            (14,942)
                                                                              ----------------    ----------------

                                                                              $            614    $          2,458
                                                                              ================    ================


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                  for the three and nine months ended December
                  31, 2005 and 2004, and for the period May 2,
                  2001 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                                May 2, 2001
                                                                                                                  (Date of
                                                  Three months ended               Nine months ended             Inception)
                                                     December 31,                    December 31,             to December 31,
                                                2005             2004            2005            2004               2005
                                                ----             ----            ----            ----               ----
Expenses
    Audit and accounting fees              $        2,931  $        2,200   $        9,359  $        4,224  $         37,232
    Bank charges                                       43              36              161             180               991
    Consulting fees                                     -               -                -               -            15,500
    Incorporation costs                                 -               -                -               -               900
    Legal fees                                          -               -                -               -            29,768
    Management fees - Note 4                        1,500           1,500            4,500           3,000             9,000
    Mineral lease costs - Note 3                        -           5,050           10,217           5,271            27,465
    Office expenses                                 1,200           1,200            3,600           2,400             7,586
    Transfer agent and filing fees                    239             245            1,181           2,272            10,018
                                           --------------  --------------   --------------  --------------  ----------------

Net loss for the period                    $       (5,913) $       (5,181)  $      (29,018) $      (17,347) $       (138,460)
                                           ==============  ==============   ==============  ==============  ================

Basic loss per share                       $        (0.00) $       (0.00)   $        (0.01) $        (0.00)
                                           ==============  =============    ==============  ==============

Weighted average number of shares
 outstanding                                    3,890,000       3,890,000        3,890,000       3,890,000
                                           ==============  ==============   ==============  ==============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended December 31,
                  2005 and 2004, and for the period May 2, 2001
                    (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       May 2, 2001
                                                                                                         (Date of
                                                                        Nine months ended               Inception)
                                                                          December 31,               to December 31,
                                                                     2005              2004                2005
                                                                     ----              ----                ----
Cash Flows used in Operating Activities
    Net loss for the period                                    $       (29,018)  $       (17,347)  $      (138,460)
    Change in non-cash working capital item related to
 operations:
      Accounts payable and accrued liabilities                          10,007             3,409            25,252
                                                               ---------------   ---------------   ---------------

                                                                       (19,011)          (13,938)         (113,208)
                                                               ----------------  ----------------  ----------------

Cash Flows provided by Financing Activities
    Proceeds from shares issued                                              -                 -            94,500
    Due to related party                                                17,167                 -            19,322
                                                               ---------------   ---------------   ---------------

                                                                        17,167                 -           113,822
                                                               ---------------   ---------------   ---------------

Increase (decrease) in cash during the period                           (1,844)          (13,938)              614

Cash, beginning of the period                                            2,458            17,698                 -
                                                               ---------------   ---------------   ---------------

Cash, end of the period                                        $           614   $         3,760   $           614
                                                               ===============   ===============   ===============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period May 2, 2001
                    (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                               Additional         During the
                                                   Common Shares                 Paid-in       Pre-exploration
                                         -----------------------------------
                                              Number          Par Value          Capital            Stage              Total
                                              ------          ---------          -------            -----              -----
Capital stock issued for cash
                           - at $0.01           2,500,000  $          2,500 $         22,500  $              -   $       25,000
Net loss for the period ended
 March 31, 2002                                         -                 -                -           (39,696)         (39,696)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2002                         2,500,000             2,500           22,500           (39,696)         (14,696)
Capital stock subscribed pursuant
 to an offering memorandum for
 cash                      - at $0.05           1,390,000             1,390           68,110                 -           69,500
Net loss for the year ended
 March 31, 2003                                         -                 -                -           (27,653)         (27,653)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2003                         3,890,000             3,890           90,610           (67,349)          27,151
Net loss for the year ended
 March 31, 2004                                         -                 -                -           (17,858)         (17,858)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2004                         3,890,000             3,890           90,610           (85,207)           9,293
Net loss for the year ended
 March 31, 2005                                         -                 -                -           (24,235)         (24,235)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, March 31, 2005                         3,890,000             3,890           90,610          (109,442)         (14,942)

Net loss for the period ended
 December 31, 2005                                      -                 -                -           (29,018)         (29,018)
                                         ----------------  ---------------- ----------------  ----------------   ---------------

Balance, December 31, 2005                      3,890,000  $          3,890 $         90,610  $       (138,460)  $      (43,960)
                                         ================  ================ ================  ================   ===============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2005 financial statements. Operating results from the period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

Note 2        Continuance of Operations

              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $43,960 as at December 31, 2005, has not yet attained profitable operations and the Company has accumulated losses of $138,460 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain additional short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        Commitments

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 2
 --------------------

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

              The advance royalty payment of $50,000 due January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. No notice has been received due to current negotiations.

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

Tari Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Stated in US Dollars) - Page 3
 --------------------


Note 4        Related Party Transactions

              The  Company  was  charged  the  following  by a  director  of the
              Company:


                                                                                                    May 2, 2001
                                                                                                     (Date of
                                          Three months ended           Nine months ended            Inception)
                                             December 31,                 December 31,            to December 31,
                                         2005           2004          2005           2004              2005
                                         ----           ----          ----           ----              ----
             Management fees         $      1,500  $       1,500  $      4,500  $      3,000   $          9,000
                                     ============  =============  ============  ============   ================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at December 31, 2005 is $9,000 (March 31, 2005: $4,500) consisting of unpaid management fees due to a director of the Company.

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

The advance royalty payment of $50,000 due by January 9, 2005 was not paid. The Company is currently negotiating an amendment to the terms of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. No notice has been received due to current negotiations.

In addition, we anticipate spending $12,500 on professional fees and $14,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $165,500. Our cash on hand at December 31, 2005 was $614. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the third quarter ended December 31, 2005

We incurred a net loss of $29,018 for the nine months period ended December 31, 2005, as compared to a loss of $17,347 in the same period in 2004. The difference in net loss was primarily due to an increase in audit and accounting fees, management fees, office expenses, and resource property costs. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees ($4,500 for the period April - December, 2005). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses ($3,000 per the period April - December, 2005) related to use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During the nine months ended December 31, 2005, we incurred transfer agent and filing fees of $1,181 (2004: $2,272) and professional fees of $9,359 (2004: $4,224) in order to bring all outstanding SEC filings current. We also incurred resource property costs of $10,217 (2004: $5,271) due to the new amended lease agreement. At the end of the third quarter, we had cash on hand of $614. Our liabilities for the same period totalled $44,574 and consisted of accounts payable of $25,252 and $19,322 due to our president.

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

                                           Tari Inc.

                                           /s/ Theodore Tsagkaris
                                           ---------------------------
                                           Theodore Tsagkaris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: February 14, 2006