Form 10KSB
period 2006-03-31
TARI INC
filed 2006-10-13
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006
                                 --------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31669


                                    TARI INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                     98-0339560
-------------------------------           ------------------------------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        Yes      X                                No
            ------------                             -------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Yes      X                               No
            ------------                             -------------


State issuer's revenues for its most recent fiscal year:     Nil
                                                          --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $69,500 as at June 20, 2006
                           ---------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          3,890,000 as at June 20, 2006
                          -----------------------------

TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
ITEM 7:  FINANCIAL STATEMENTS................................................13
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES....................................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........25
ITEM 10:  EXECUTIVE COMPENSATION.............................................25
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....26
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................26
ITEM 13:  EXHIBITS AND REPORTS...............................................26
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................27

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

Mining Lease Agreement

By a lease agreement effective May 15, 2001 and amended April 2002, November 2002, April 2003, January 9, 2004, April 11, 2005 and July 24, 2006, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

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

     -    $5,000 on April 12, 2005 (paid);

     -    $20,000 on July 24, 2006 (paid); and

     - $50,000 each January 9 thereafter until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

In addition, the Company was required to fund exploration expenditures of $5,000 by April 12, 2005 (paid).

Pursuant to the July 24, 2006, amending agreement, the Company paid $20,000 to amend the original lease agreement.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2006, we had cash in the amount of $573. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the SF Project. In order to complete phase one of the exploration program, we anticipate the costs to be $89,000. We are also required to pay an additional $50,000 by January 9, 2006 in order to keep our lease agreement respecting the SF project in good standing. In addition, we anticipate incurring $15,000 in professional fees and $24,000 in administrative expenses.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

On July 24, 2006, further the lease agreement was further amended respect to the Schedule of Minimum Payments. With the amendment, the Company shall pay $20,000 by July 24, 2006 and pay the lessor $50,000 by January 9 every year thereafter in order to keep the lease in good standing. The Company has paid the $20,000 pursuant to the amendment.

In addition, we anticipate spending $15,000 on professional fees and $14,000 on administrative expenses.

Excluding any mineral property payments, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at March 31, 2006 was $573. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for Period Ending March 31, 2006

We incurred a net loss of $38,388 for the year-ended March 31, 2006, as compared to a loss of $24,235 in the same period in 2005. The increase in net loss was primarily due to the increase in audit and accounting fees, which was the result of bringing the company's SEC filing requirements up to date. Management fees and office expenses also increased. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees. After this management agreement expired on June 30, 2005, the president charges the Company $500 per month on a month by month basis (total management fee charged: 2006 - $6,000; 2005 - $4,500). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses (2006 - $4,800; 2005 - $3,600) related to use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. Our liabilities at the same date totalled $53,903 and consisted of accounts payable and accrued liabilities of $32,892 and $21,011 due to our president for advances.

ITEM 7:  FINANCIAL STATEMENTS

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                             (Stated in US Dollars)

                                                                 AMISANO HANSON
A PARTNERSHIP OF INCORPORATED PROFESSIONALS
                                                          CHARTERED ACCOUNTANTS






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Tari Inc.

We have audited the accompanying balance sheets of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2006 and 2005 and the related statements of operations, cash flows, and stockholders' equity (deficiency) for the years ended March 31, 2006 and 2005 and for the period May 2, 2001 (Date of Inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 and for the period May 2, 2001 (Date of Inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                          "AMISANO HANSON"
June 28, 2006, except as to Notes 4 and 7,               Chartered Accountants
 which is as of September 5, 2006



750 West Pender Street, Suite 604                      Telephone:  604-689-0188
Vancouver Canada                                       Facsimile:  604-689-9773
V6C 2T7                                              E-MAIL:  amishan@telus.net

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2006 and 2005
                             (Stated in US Dollars)


                                                     ASSETS                            2006               2005
                                                     ------                            ----               ----
Current
    Cash                                                                         $           573    $         2,458
                                                                                 ===============    ===============

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 3                            $        32,892    $        15,245
    Due to related party - Note 3                                                         21,011              2,155
                                                                                 ---------------    ---------------

                                                                                          53,903             17,400
                                                                                 ---------------    ---------------

                                              STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
          10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
         100,000,000  shares authorized
           3,890,000  (2005: 3,890,000) shares issued                                      3,890              3,890
Additional paid-in capital                                                                90,610             90,610
Deficit accumulated during the pre-exploration stage                                    (147,830)          (109,442)
                                                                                 ---------------    ---------------

                                                                                         (53,330)           (14,942)
                                                                                 ---------------    ---------------

                                                                                 $           573    $         2,458
                                                                                 ===============    ===============

Nature and Continuance of Operations - Note 1 Commitment - Note 4 Subsequent Events - Notes 4 and 7




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                       for the years ended March 31, 2006
                    and 2005, and for the period May 2, 2001
                      (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)


                                                                                                    May 2, 2001
                                                                                                      (Date of
                                                                                                   Inception) to
                                                                     Years ended March 31,           March 31,
                                                                     2006             2005              2006
                                                                     ----             ----              ----
Expenses
    Audit and accounting fees                                  $        14,454  $         6,997   $        42,327
    Bank charges                                                           202              216             1,032
    Consulting fees                                                          -                -            15,500
    Incorporation costs                                                      -                -               900
    Legal fees                                                           1,000            1,000            30,768
    Management fees - Note 3                                             6,000            4,500            10,500
    Office expenses                                                      4,800            3,600             8,786
    Mineral lease costs - Note 4                                        10,217            5,271            27,465
    Transfer agent and filing fees                                       1,715            2,651            10,552
                                                               ---------------  ---------------   ---------------

Net loss for the period                                        $       (38,388) $       (24,235)  $      (147,830)
                                                               ===============  ===============   ===============

Basic loss per share                                           $         (0.01) $         (0.01)
                                                               ===============  ===============

Weighted average number of shares outstanding                        3,890,000        3,890,000
                                                               ===============  ===============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period May 2, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                               Additional         During the
                                                   Common Shares                 Paid-in        Pre-exploration
                                         -----------------------------------
                                              Number          Par Value          Capital             Stage             Total
                                              ------          ---------          -------             -----             -----
Capital stock issued for cash
                        - at $0.01             2,500,000  $        2,500    $        22,500   $              -    $       25,000
Net loss for the period ended
 March 31, 2002                                        -               -                  -            (39,696)          (39,696)
                                         ---------------  --------------    ---------------   ----------------    ---------------

Balance, March 31, 2002                        2,500,000           2,500             22,500            (39,696)          (14,696)
Capital stock subscribed pursuant
 to an offering memorandum for
 cash                   - at $0.05             1,390,000           1,390             68,110                  -            69,500
Net loss for the year ended
 March 31, 2003                                        -               -                  -            (27,653)          (27,653)
                                         ---------------  --------------    ---------------   ----------------    ---------------

Balance, March 31, 2003                        3,890,000           3,890             90,610            (67,349)           27,151
Net loss for the year ended
 March 31, 2004                                        -               -                  -            (17,858)          (17,858)
                                         ---------------  --------------    ---------------   ----------------    ---------------

Balance, March 31, 2004                        3,890,000           3,890             90,610            (85,207)            9,293
Net loss for the year ended
 March 31, 2005                                        -               -                  -            (24,235)          (24,235)
                                         ---------------  --------------    ---------------   ----------------    ---------------

Balance, March 31, 2005                        3,890,000  $        3,890    $        90,610   $       (109,442)   $      (14,942)
Net loss for the year ended
 March 31, 2006                                        -               -                  -            (38,388)          (38,388)
                                         ---------------  --------------    ---------------   ----------------    ---------------

Balance, March 31, 2006                        3,890,000  $        3,890    $        90,610   $       (147,830)   $      (53,330)
                                         ===============  ==============    ===============   ================    ===============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended March 31, 2006 and 2005,
      and for the period May 2, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)


                                                                                                                 May 2, 2001
                                                                                                                  (Date of
                                                                                                                Inception) to
                                                                                 Years ended March 31,            March 31,
                                                                                2006              2005              2006
                                                                                ----              ----              ----
             Cash Flows used in Operating Activities
                 Net loss for the period                                  $       (38,388)  $       (24,235)  $      (147,830)
                 Change in non-cash working capital item
                  related to operations:
                   Accounts payable and accrued liabilities                        17,647             8,995            32,892
                                                                          ---------------   ---------------   ---------------

                                                                                  (20,741)          (15,240)         (114,938)
                                                                          ---------------   ---------------   ---------------

             Cash Flows provided by Financing Activities
                 Proceeds from shares issued                                            -                 -            94,500
                 Due to related party                                              18,856                 -            21,011
                                                                          ---------------   ---------------   ---------------

                                                                                        -                 -           115,511
                                                                          ---------------   ---------------   ---------------

             Increase (decrease) in cash during the period                         (1,885)          (15,240)              573

             Cash, beginning of the period                                          2,458            17,698                 -
                                                                          ---------------   ---------------   ---------------

             Cash, end of the period                                      $           573   $         2,458   $           573
                                                                          ===============   ===============   ===============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                             (Stated in US Dollars)


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

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company has a working capital deficiency of $53,330, has no established source of revenue and has accumulated a deficit of $147,830 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

              The company was incorporated in the State of Nevada on May 2, 2001 and its fiscal year end is March 31.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgement. Actual results may vary from these estimates.

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


              Mineral Lease

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Income Taxes

              The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("FAS"), No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic Loss Per Share

              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share has not been provided as it would be anti-dilutive.

              Financial Instruments

              The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Note 3        Related Party Transactions

              The  Company  was  charged  the  following  by a  director  of the
Company:

                                                                   May 2, 2001
                                                                    (Date of
                                                                  Inception) to
                                   Years ended March 31,            March 31,
                                    2006             2005              2006
                                    ----             ----              ----

              Management fees  $       6,000    $        4,500   $        10,500
                               =============    ==============   ===============

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts  payable at March 31, 2006 is $10,500  (2005:
              $4,500) of unpaid management fees due to a director of the Company.

              The amount due to related party, a director of the Company, consists of unpaid advances of $21,011 (2005: $2,155). The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Commitments

              Mining Lease

              By a lease agreement effective May 15, 2001 and amended April 2002, November 2002, April 2003, January 9, 2004, April 11, 2005
              and July 24, 2006, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

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

              -   $1,500 on or before November 30, 2002 (paid);

              -   $1,500 on or before April 15, 2003 (paid);

              -   $2,000 on January 9, 2004 (paid);

              -   $5,000 on or before July 9, 2004 (paid);

              -   $5,000 on April 12, 2005 (paid);

              -   $20,000 on July 24, 2006 (paid); and

              - $50,000 each January 9 thereafter until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

              In  addition,   the  Company  was  required  to  fund  exploration
              expenditures of $5,000 by April 12, 2005 (paid).

              Pursuant to the July 24, 2006 amending agreement, the Company paid $20,000 to amend the original lease agreement.

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

Note 5        Future Tax Assets

              The following table summarizes the significant components of the company's deferred tax assets:

                                                     2006              2005
                                                     ----              ----

             Future Tax Assets
                 Non-capital loss carryforward   $       40,709   $      25,932
             Less: valuation allowance                  (40,709)        (25,932)
                                                 --------------   --------------

                                                 $            -   $           -
                                                 ==============   =============

              The amount taken into income as future tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided for in these financial statements due to the net loss. At March 31, 2006, the Company has accumulated non-capital losses totalling $147,330, which are available to reduce taxable income in future taxation years. These losses will expire beginning in 2022.

Note 7        Subsequent Events - Note 4

              On September 5, 2006, the President of the Company advanced $25,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                  Age    Position with Registrant     Served  as a  Director
                                                          or Officer since

Theodore Tsagkaris    58     President,  Secretary,       September 26, 2002
                             Treasurer,  Chief  Executive
                             Officer,  and Director
                            (Principal Executive Officer,
                             Principal Financial Officer, and
                             Principal Accounting Officer)

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2006.

                          Annual Compensation                         Long Term Compensation

                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Theodore       President/  2005     $0       0      $4,500             0                0          0                0
Tsagkaris      Secretary/  2006     $0       0      $6,000             0                0          0                0
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Theodore Tsagkaris
(President, Secretary, Treasurer,     Nil                      Nil                         One
and Director

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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
------------------------- -------------------------------- ---------------------------- ---------------------------

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 2006, we paid $6,000 to our president, Theodore Tsagkaris for management services.

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

ITEM 13:  EXHIBITS AND REPORTS

  3.1     Articles of Incorporation*
  3.2     By-Laws*
 10.1     Lease Agreement dated May 15, 2001*
 10.2     Lease Agreement dated April 5, 2003*
 10.3     Lease Agreement dated November 1, 2002*
 10.4     Lease amendment dated January 9, 2004**
 10.5     Lease amendment dated April 11, 2005
 10.6     Lease amendment dated July 24, 2006
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.
** previously filed as an exhibit to our annual report for the fiscal year ended March 31, 2003 on Form 10-KSB.

There were no reports filed on Form 8-K during the year-ended March 31, 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                      Fiscal year ended
                           March 31, 2006                        March 31, 2005

Audit fees                    $ 6,395                               $ 2,977
Audit-related fees            $ 5,425                               $ 1,902
Tax fees                      $   Nil                               $   Nil
All other                     $   Nil                               $   Nil
fees

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

                                      Tari, Inc.

                                      /s/ Theodore Tsagkaris
                                      ---------------------------
                                      Theodore Tsagkaris
                                      President, Secretary, Treasurer
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)
                                      Dated: October 12, 2006