Form 10QSB
period 2006-06-30
TARI INC
filed 2006-11-01
CIK 1140382

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        June 30, 2006
                                      -----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of November 1, 2006.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2006 and March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                      June 30,         March 31,
                                                     ASSETS                             2006              2006
                                                     ------                             ----              ----
Current
    Cash                                                                          $         3,958   $           573
                                                                                  ===============   ===============

                                                  LIABILITIES
                                                  -----------
Current
    Accounts payable and accrued liabilities - Note 3                             $        38,269   $        32,892
    Due to related party - Note 3                                                          25,813            21,011
                                                                                  ---------------   ---------------

                                                                                           64,082            53,903
                                                                                  ---------------   ---------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Preferred stock, $0.001 par value
           10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
          100,000,000  shares authorized
            3,890,000  shares issued                                                        3,890             3,890
Additional paid-in capital                                                                 90,610            90,610
Deficit accumulated during the pre-exploration stage                                     (154,624)         (147,830)
                                                                                  ---------------   ---------------

                                                                                          (60,124)          (53,330)
                                                                                  ---------------   ---------------

                                                                                  $         3,958   $           573
                                                                                  ===============   ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three months ended June 30,
                    2006 and 2005, and for the period May 2,
                    2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                    May 2, 2001
                                                                                                      (Date of
                                                                       Three months ended          Inception) to
                                                                            June 30,                  June 30,
                                                                     2006             2005              2006
                                                                     ----             ----              ----
Expenses
    Audit and accounting fees                                  $         2,250  $         3,895   $        44,577
    Bank charges                                                            32               76             1,064
    Consulting fees                                                          -                -            15,500
    Incorporation costs                                                      -                -               900
    Legal fees                                                               -                -            30,768
    Management fees - Note 3                                             1,500            1,500            12,000
    Office expenses                                                      1,200            1,200             9,986
    Mineral lease costs - Note 4                                         1,172           10,217            28,637
    Transfer agent and filing fees                                         640              729            11,192
                                                               ---------------  ---------------   ---------------

Net loss for the period                                        $        (6,794) $       (17,617)  $      (154,624)
                                                               ===============  ===============   ===============

Basic loss per share                                           $         (0.00) $         (0.00)
                                                               ===============  ===============

Weighted average number of shares outstanding                        3,890,000        3,890,000
                                                               ===============  ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         for the period May 2, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                Additional         During the
                                                    Common Shares                 Paid-in        Pre-exploration
                                         ------------------------------------
                                              Number           Par Value          Capital             Stage              Total
                                              ------           ---------          -------             -----              -----
Capital stock issued for cash
                        - at $0.01             2,500,000   $        2,500    $        22,500   $              -    $      25,000
Net loss for the period ended
 March 31, 2002                                        -                -                  -            (39,696)         (39,696)
                                         ---------------   --------------    ---------------   ----------------    --------------

Balance, March 31, 2002                        2,500,000            2,500             22,500            (39,696)         (14,696)
Capital stock subscribed pursuant to
an offering memorandum for cash
                        - at $0.05             1,390,000            1,390             68,110                  -           69,500
Net loss for the year ended
 March 31, 2003                                        -                -                  -            (27,653)         (27,653)
                                         ---------------   --------------    ---------------   ----------------    --------------

Balance, March 31, 2003                        3,890,000            3,890             90,610            (67,349)          27,151
Net loss for the year ended
 March 31, 2004                                        -                -                  -            (17,858)         (17,858)
                                         ---------------   --------------    ---------------   ----------------    --------------

Balance, March 31, 2004                        3,890,000            3,890             90,610            (85,207)           9,293
Net loss for the year ended
 March 31, 2005                                        -                -                  -            (24,235)         (24,235)
                                         ---------------   --------------    ---------------   ----------------    --------------

Balance, March 31, 2005                        3,890,000            3,890             90,610           (109,442)         (14,942)
Net loss for the year ended
 March 31, 2006                                        -                -                  -            (38,388)         (38,388)
                                         ---------------   --------------    ---------------   ----------------    --------------

Balance, March 31, 2006                        3,890,000            3,890             90,610           (147,830)         (53,330)
Net loss for the three months
ended June 30, 2006                                    -                -                  -             (6,794)          (6,794)
                                         ---------------   --------------    ---------------   ----------------    --------------

Balance, June 30, 2006                         3,890,000   $        3,890    $        90,610   $       (154,624)   $     (60,124)
                                         ===============   ==============    ===============   ================    ==============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                       for the three months ended June 30,
                  2006 and 2005, and for the period May 2, 2001
                      (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                May 2, 2001
                                                                                                                  (Date of
                                                                                  Three months ended           Inception) to
                                                                                       June 30,                   June 30,
                                                                                2006              2005              2006
                                                                                ----              ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                               $        (6,794)  $       (17,617)  $      (154,624)
    Change in non-cash working capital item related to operations:
      Accounts payable and accrued liabilities                                      5,377             6,620            38,269
                                                                          ---------------   ---------------   ---------------

                                                                                   (1,417)          (10,997)         (116,355)
                                                                          ----------------  ---------------   ---------------

Cash Flows provided by Financing Activities
    Proceeds from shares issued                                                         -                 -            94,500
    Increase in due to related party                                                4,802            10,000            25,813
                                                                          ---------------   ---------------   ---------------

                                                                                    4,802            10,000           120,313
                                                                          ---------------   ---------------   ---------------

Increase (decrease) in cash during the period                                       3,385              (997)            3,958

Cash, beginning of the period                                                         573             2,458                 -
                                                                          ---------------   ---------------   ---------------

Cash, end of the period                                                   $         3,958   $         1,461   $         3,958
                                                                          ===============   ===============   ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2006 financial statements. Operating results from the period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $154,624 since its inception, has a working capital deficiency of $60,124 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        Related Party Transactions
              --------------------------
              The  Company  was charged  the  following  by the  director of the
              Company:

                                                                                                   May 2, 2001
                                                                                                     (Date of
                                                                     Three months ended           Inception) to
                                                                          June 30,                   June 30,
                                                                    2006             2005              2006
                                                                    ----             ----              ----
              Management fees                                 $       1,500     $        1,500   $        12,000
                                                              =============     ==============   ===============

Note 3        Related Party Transactions - (cont'd)
              --------------------------

              Included in accounts payable at June 30, 2006 is $12,000 (March 31, 2006: $10,500) of unpaid management fees due to the director of the Company.

              The amount due to related party, the director of the Company, consists of unpaid advances of $25,813 (March 31, 2006: $21,011). The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

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

              Pursuant to the July 24, 2006 amending agreement, the Company paid $20,000 (paid subsequent to June 30, 2006) to amend the original lease agreement.

              -----------

              Mining Lease - (cont'd)

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


Note 5        Subsequent Events - Note 4
              -----------------

              Subsequent to June 30, 2006, the director of the Company advanced $25,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

On July 24, 2006, the lease agreement was further amended respect to the Schedule of Minimum Payments. With the amendment, the Company shall pay $20,000 by July 24, 2006 and pay the lessor $50,000 by January 9 every year thereafter in order to keep the lease in good standing. The Company has paid the $20,000 pursuant to the amendment.

In addition, we anticipate spending $15,000 on professional fees and $14,000 on administrative expenses.

Excluding any mineral property payments, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at June 30, 2006 was $3,958. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the first quarter ended June 30, 2006

We incurred a net loss of $6,794 for the three month period ended June 30, 2006, as compared to a loss of $17,617 in the same period in 2005. The difference in net loss was primarily due to a decrease in audit and accounting and resource property costs. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees. After this management agreement expired on June 30, 2005, the president charges the Company $500 per month on a month by month basis ($1,500 for the period of April to June). The Company also started to incur $400 per month for office rent, telephone expenses, and general miscellaneous office expenses ($1,200 per the period April -June) related to use of the Vancouver office. At the end of the first quarter, we had cash on hand of $3,958. Our liabilities for the same period totalled $64,082 and consisted of accounts payable of $38,269 and $25,813 due to our president.

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

There were no reports filed on Form 8-K during the three months period ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tari Inc.

                                         /s/ Theodore Tsagkaris
                                         ---------------------------
                                         Theodore Tsagkaris
                                         President, Secretary, Treasurer
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)
                                         Dated: November 1, 2006