Form 10QSB
period 2006-12-31
TARI INC
filed 2007-03-15
CIK 1140382

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        December 31, 2006
                                            -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    -----------------   --------------------

      Commission File Number      001-31669
                                  ---------

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

                         200 Burrard Street, Suite 1550
                   Vancouver, British Columbia, Canada V6C 3L6
                   -------------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark  whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange  Act).  Yes [ X ]   No  [   ]



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of March 13, 2007.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2006 and March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                   December 31,        March 31,
                                                     ASSETS                            2006               2006
                                                     ------                            ----               ----
Current
    Cash                                                                         $            624   $            573
                                                                                 ================   ================

                                                    LIABILITIES
                                                    -----------
Current
    Accounts payable and accrued liabilities - Note 3                            $         43,575   $         32,892
    Advances payable                                                                        5,300                  -
    Due to related party - Note 3                                                          50,813             21,011
                                                                                 ----------------   ----------------

                                                                                           99,688             53,903
                                                                                 ----------------   ----------------

                                              STOCKHOLDERS' DEFICIENCY
                                              ------------------------

Preferred stock, $0.001 par value
           10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
          100,000,000  shares authorized
            3,890,000  shares issued                                                        3,890              3,890
Additional paid-in capital                                                                 93,845             90,610
Deficit accumulated during the pre-exploration stage                                     (196,799)          (147,830)
                                                                                 ----------------   ----------------

                                                                                          (99,064)           (53,330)
                                                                                 ----------------   ----------------

                                                                                 $            624   $            573
                                                                                 ================   ================




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
       for the three and nine months ended December 31, 2006 and 2005 and for the period May 2, 2001 (Date of Inception) to December 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                               May 2, 2001
                                                                                                                 (Date of
                                                 Three months ended                Nine months ended          Inception) to
                                                    December 31,                     December 31,              December 31,
                                               2006             2005             2006             2005             2006
                                               ----             ----             ----             ----             ----
Expenses
    Audit and accounting fees             $        5,041  $        2,931   $        9,791   $        9,359   $       52,118
    Bank charges                                      48              43              153              161            1,185
    Consulting fees                                    -               -            5,000                -           20,500
    Incorporation costs                                -               -                -                -              900
    Interest expense - Note 3                      3,235               -            3,235                -            3,235
    Legal fees                                         -               -                -                -           30,768
    Management fees - Note 3                       1,500           1,500            4,500            4,500           15,000
    Mineral lease costs - Note 4                       -               -           21,172           10,217           48,637
    Office expenses                                1,200           1,200            3,600            3,600           12,386
    Transfer agent and filing fees                   556             229            1,518            1,181           12,070
                                          --------------  --------------   --------------   --------------   --------------

Net loss for the period                   $      (11,580) $       (5,903)  $      (48,969)  $      (29,018)  $     (196,799)
                                          ==============  ==============   ==============   ==============   ==============

Basic loss per share                      $        (0.00) $        (0.00)  $        (0.01)  $        (0.01)
                                          ==============  ==============   ==============   ==============

Weighted   average   number   of   shares
outstanding                                    3,890,000       3,890,000        3,890,000        3,890,000
                                          ==============  ==============   ==============   ==============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period May 2, 2001 (Date of Inception) to December 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                Additional         During the
                                                    Common Shares                 Paid-in        Pre-exploration
                                         ------------------------------------
                                              Number           Par Value          Capital             Stage              Total
                                              ------           ---------          -------             -----              -----
Capital stock issued for cash
                        - at $0.01             2,500,000   $        2,500    $        22,500   $              -    $        25,000
Net loss for the period ended
 March 31, 2002                                        -                -                  -            (39,696)           (39,696)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2002                        2,500,000            2,500             22,500            (39,696)           (14,696)
Capital stock subscribed pursuant to
an offering memorandum for cash
                        - at $0.05             1,390,000            1,390             68,110                  -             69,500
Net loss for the year ended
 March 31, 2003                                        -                -                  -            (27,653)           (27,653)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2003                        3,890,000            3,890             90,610            (67,349)            27,151
Net loss for the year ended
 March 31, 2004                                        -                -                  -            (17,858)           (17,858)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2004                        3,890,000            3,890             90,610            (85,207)             9,293
Net loss for the year ended
 March 31, 2005                                        -                -                  -            (24,235)           (24,235)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2005                        3,890,000            3,890             90,610           (109,442)           (14,942)
Net loss for the year ended
 March 31, 2006                                        -                -                  -            (38,388)           (38,388)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2006                        3,890,000            3,890             90,610           (147,830)           (53,330)
Donated interest - Note 3                              -                -              3,235                  -              3,235
Net loss for the nine months
 ended December 31, 2006                               -                -                  -            (48,969)           (48,969)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, December 31, 2006                     3,890,000   $        3,890    $        93,845   $       (196,799)   $       (99,064)
                                         ===============   ==============    ===============   ================    ===============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 2006 and 2005
    and for the period May 2, 2001 (Date of Inception) to December 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                    May 2, 2001
                                                                                                     (Date of
                                                                     Nine months ended             Inception) to
                                                                        December 31,               December 31,
                                                                   2006              2005              2006
                                                                   ----              ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                 $       (48,969)   $       (29,018)  $       (196,799)
    Add item not involving cash:
      Interest expense                                                3,235                  -              3,235
    Change in non-cash working capital item related
     to operations:
      Accounts payable and accrued liabilities                       10,683             10,007             43,575
                                                            ---------------    ---------------   ----------------

                                                                    (35,051)           (19,011)          (149,989)
                                                            ---------------    ---------------   ----------------

Cash Flows provided by Financing Activities
    Proceeds from shares issued                                           -                  -             94,500
    Increase in advances payable                                      5,300                  -              5,300
    Increase in due to related party                                 29,802             17,167             50,813
                                                            ---------------    ---------------   ----------------

                                                                     35,102             17,167            150,613
                                                            ---------------    ---------------   ----------------

Increase (decrease) in cash during the period                            51             (1,844)               624

Cash, beginning of the period                                           573              2,458                  -
                                                            ---------------    ---------------   ----------------

Cash, end of the period                                     $           624    $           614   $            624
                                                            ===============    ===============   ================


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2006 financial statements. Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

Note 2        Continuance of Operations
              -------------------------

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $196,799 since its inception, has a working capital deficiency of $99,064 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        Related Party Transactions
              --------------------------

              The  Company  was charged  the  following  by the  director of the
              Company:

                                                                                                     May 2, 2001
                                                                                                      (Date of
                                        Three months ended              Nine months ended           Inception) to
                                           December 31,                    December 31,             December 31,
                                       2006            2005            2006            2005             2006
                                       ----            ----            ----            ----             ----
             Management fees      $       1,500   $       1,500   $      4,500    $      4,500   $         15,000
                                  =============   =============   ============    ============   ================

Note 3        Related Party Transactions - (cont'd)
              --------------------------

              Included in accounts payable at December 31, 2006 is $15,000 (March 31, 2006: $10,500) of unpaid management fees due to the director of the Company.

              The amount due to related party, the director of the Company, consists of unpaid advances of $50,813 (March 31, 2006: $21,011). The amount due is unsecured, non-interest bearing and has no specific terms for repayment. During the nine months ended December 31, 2006, the Company imputed interest on due to related party at 10% per annum.

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

              The Company received a default notice dated January 10, 2007 and had 15 days to cure the default and as not cured, the lease was deemed null and void. The Company intends to renegotiate the terms of the lease agreement.

Note 5        Non-cash Transaction
              --------------------

              Investing and financing activities that do not have direct impact on current cash flows are excluded from the statements of cash flows. During the nine months ended December 31, 2006, the Company imputed interest on due to related party and advances payable at 10% per annum.

              This transaction has been excluded from the statements of cash flows.

Note 6        Subsequent Event - Note 4
              ----------------

              Subsequent to December 31, 2006, the director of the Company advanced $6,500. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

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

On July 24, 2006, the lease agreement was further amended with respect to the Schedule of Minimum Payments. With the amendment, the Company shall pay $20,000 by July 24, 2006 and pay the lessor $50,000 by January 9 every year thereafter in order to keep the lease in good standing. The Company has paid the $20,000 pursuant to the amendment. The Company received a default notice dated January 10, 2007 and had 15 days to cure the default and as not cured, the lease was deemed null and void. The Company intends to renegotiate the terms of the lease agreement.

In addition, we anticipate spending $15,000 on professional fees and $14,000 on administrative expenses.

Excluding any mineral property payments, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at December 31, 2006 was $624. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the third quarter ended December 31, 2006

We incurred a net loss of $11,580 for the three months period ended December 31, 2006, as compared to a loss of $5,903 in the same period in 2005. The difference in net loss was primarily due to a higher audit and accounting fees incurred in current period and the imputed interest in the amount of $3,235 on due to related parties. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for management fees. After this management agreement expired on June 30, 2005, the president charges the Company $500 per month on a month by month basis ($4,500 for the period of April to December). At the end of the third quarter, we had cash on hand of $624. Our liabilities for the same period totalled $99,688 and consisted of accounts payable of $43,575, advances payable of $5,300 and $50,813 due to our president.



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


There were no reports filed on Form 8-K during the nine months period ended December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tari Inc.

                                        /s/ Theodore Tsagkaris
                                        ---------------------------
                                        Theodore Tsagkaris
                                        President, Secretary, Treasurer
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)
                                        Dated: March 13, 2007