Form 10QSB/A
period 2005-12-31
TARI INC
filed 2007-03-19
CIK 1140382

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

      For the quarterly period ended        December 31, 2005
                                            -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    -----------------   --------------------

      Commission File Number      001-31669
                             --------------

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

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2005 and March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                                                              ================    ================

                                                    LIABILITIES
                                                    -----------

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
                                                                              ================    ================




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended December 31, 2005 and 2004, and for the period May 2, 2001 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                           ==============  ==============   ==============  ==============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 2005 and 2004,
    and for the period May 2, 2001 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                                               ===============   ===============   ===============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period May 2, 2001 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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