Form 10KSB/A
period 2006-03-31
TARI INC
filed 2007-03-19
CIK 1140382

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
                 -----------------------------------------------
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
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

 Title of each class                            Name of each exchange on which
 -------------------                            ------------------------------
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

               Yes      X                                No _____
                  ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

               Yes      X                               No _____
                 ------------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the  Exchange Act).    Yes  [ X ]   No  [   ]


State issuer's revenues for its most recent fiscal year:        Nil
                                                          -------------


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

                          3,890,000 as at June 20, 2006
                          -----------------------------

TABLE OF CONTENTS

                                                                          Page

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
ITEM 7:  FINANCIAL STATEMENTS................................................13
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES....................................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........25
ITEM 10:  EXECUTIVE COMPENSATION.............................................25
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....26
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................26
ITEM 13:  EXHIBITS AND REPORTS...............................................26
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................27

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
V6C 2T7                                              E-MAIL:  amishan@telus.net

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

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
                                                                                 ===============    ===============

Nature and Continuance of Operations - Note 1 Commitment - Note 4 Subsequent Events - Notes 4 and 7





                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                  for the years ended March 31, 2006 and 2005,
      and for the period May 2, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                             ----------------------

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
                                                               ===============  ===============






                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period May 2, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                             ----------------------

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
                                         ===============  ==============    ===============   ================    ===============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended March 31, 2006 and 2005,
      and for the period May 2, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                              ---------------------

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


              Mineral Lease
              -------------

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

Note 5        Future Tax Assets
              -----------------

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

Note 6        Income Taxes
              ------------

              No provision for income taxes has been provided for in these financial statements due to the net loss. At March 31, 2006, the Company has accumulated non-capital losses totalling $147,330, which are available to reduce taxable income in future taxation years. These losses will expire beginning in 2022.

Note 7        Subsequent Events - Note 4
              -----------------

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                Age   Position with Registrant       Served  as a  Director
                                                         or Officer since
Theodore Tsagkaris   58   President, Secretary, Treasurer,  September 26, 2002
                          Chief Executive Officer,
                          and Director (Principal
                          Executive Officer,
                          Principal Financial Officer, and Principal
                          Accounting Officer)

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

                          Annual Compensation                         Long Term Compensation
                         --------------------                         -----------------------
                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Theodore       President/S2005tary/$0       0      $4,500             0                0          0                0
Tsagkaris      Treasurer  2006     $0       0      $6,000             0                0          0                0

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

================================================================================


                                  Exhibit 10.5

                                   TARI, INC.
                          802 - 700 West Pender Street
                           Vancouver, British Columbia
                                     Canada


April 11, 2005

Mr. Kim Drossulis
1632 Sprucemont Street
Sparks, Nevada 89434

Dear Sir:


Re:      SP Project, Storey County - Mineral Claims Lease

We hereby confirm our agreement to amend our Lease Agreement dated effective May 15, 2001, as amended, by replacing paragraph G of the original agreement with the following:

"G. Schedule of Minimum Payments.  The Lessee shall pay to the Lessor minimum
 --------------------------------  payments,  which shall be advance payments of the Royalty, of US$2,000 upon execution of this lease. The Lessee may extend this lease upon payment of the following:

1.       Pay Lessor an additional US$5,000 by July 9, 2004 (paid);

2.       Pay Lessor an additional US$5,000 by April 12, 2005;

3. Fund exploration expenditures on the SP Project of US$5,000 by April 12, 2005; and

4. Each annual payment thereafter shall be US$50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 9 of each successive year of the lease."

If the foregoing accurately sets forth your understanding of our agreement, kindly sign this Agreement where indicated below, which will then form a binding agreement between us, subject only to the terms and conditions aforesaid.

Yours truly,

TARI, INC.

PER:     /s/ Theodore Tsagkaris                      Agreed and accepted on

THEODORE TSAGKARIS                                         /s/ Kim Drossulis
C.E.O.                                               -----------------------
                                                              Kim Drossulis

================================================================================

                                  Exhibit 10.6





                                   TARI, INC.
                                1102 Wolfe Avenue
                           Vancouver, British Columbia
                                      Canada



 July 24, 2006

Mr. Kim Drossulis
1632 Sprucemont Street,
Sparks, Nevada 89434

 Dear Sir:

 Re SP Project, Storey Count- Mineral Claims Lease
 -------------------------------------------------

We here confirm our agreement m amen our Lease Agreement dated effective May 15, 2001 as amended by replacing paragraph G of the original agreement with the following:

 "G. Schedule of Minimum Payments. The Lessee shall pay to the Lessor minimum
 --------------------------------
payments, which shy be advance payments of the Royalty, US$2,000 upon execution of this lease. The Lessee may extend this lease upon payment of the following:

1. Pay Lessor an additional US$20,000 immediately upon execution of this amendment; and

2. Each annul payment thereafter shall be US$50,000 plus an annual increase or decrease equivalent t0 the rate of inflation designated by the Consumers Price Index for that year with execution year as base year. Each such payment shall be made by January 9 of each successive year of the lease.

If the foregoing accurately sets forth your :understanding our agreement, kindly sign this Agreement where indicated below which will then form a binding agreement between us, subject only to the terms and conditions aforesaid.

Yours truly,

TARI, INC.                                Agreed and accepted on July 24 2006

PER:                                      /s/ Kim Drossulis
                                          ------------------
THEODORE TSAGKARIS, C.E.O.                Kim Drossulis