Form 10QSB/A
period 2006-06-30
TARI INC
filed 2007-03-19
CIK 1140382

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        June 30, 2006
                                            -------------

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

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2006 and March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                                                                  ===============   ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended June 30, 2006 and 2005,
      and for the period May 2, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                                               ===============  ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         for the period May 2, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                Additional         During the
                                                    Common Shares                 Paid-in        Pre-exploration
                                         ------------------------------------
                                              Number           Par Value          Capital             Stage              Total
                                              ------           ---------          -------             -----              -----
Capital stock issued for cash
                        - at $0.01             2,500,000   $        2,500    $        22,500   $              -    $        25,000
Net loss for the period ended
 March 31, 2002                                        -                -                  -            (39,696)           (39,696)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2002                        2,500,000            2,500             22,500            (39,696)           (14,696)
Capital stock subscribed pursuant to
an offering memorandum for cash
                        - at $0.05             1,390,000            1,390             68,110                  -             69,500
Net loss for the year ended
 March 31, 2003                                        -                -                  -            (27,653)           (27,653)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2003                        3,890,000            3,890             90,610            (67,349)            27,151
Net loss for the year ended
 March 31, 2004                                        -                -                  -            (17,858)           (17,858)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2004                        3,890,000            3,890             90,610            (85,207)             9,293
Net loss for the year ended
 March 31, 2005                                        -                -                  -            (24,235)           (24,235)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2005                        3,890,000            3,890             90,610           (109,442)           (14,942)
Net loss for the year ended
 March 31, 2006                                        -                -                  -            (38,388)           (38,388)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, March 31, 2006                        3,890,000            3,890             90,610           (147,830)           (53,330)
Net   loss   for   the   three    months
ended June 30, 2006                                    -                -                  -             (6,794)            (6,794)
                                         ---------------   --------------    ---------------   ----------------    ---------------

Balance, June 30, 2006                         3,890,000   $        3,890    $        90,610   $       (154,624)   $       (60,124)
                                         ===============   ==============    ===============   ================    ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended June 30, 2006 and 2005,
      and for the period May 2, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                                                          ===============   ===============   ===============

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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