Form 10QSB/A
period 2006-09-30
TARI INC
filed 2007-03-19
CIK 1140382

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X]  Quarterly   Report   pursuant to  Section  13 or  15(d)  of  the
     Securities Exchange Act of 1934

      For  the  quarterly period ended September 30, 2006
                                       ------------------


[  ]  Transition  Report  pursuant to 13 or 15(d)  of the  Securities
      Exchange Act of 1934

      For the transition period          to
                                ---------   ------------

      Commission  File Number      001-31669
                           -----------------

                                    TARI INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                     98-03048905
----------------------------------        ------------------------------------
   (State or other jurisdiction               (IRS Employer dentification No.)
 of incorporation or organization)

                        700 West Pender Street, Suite 802
                          Vancouver, British Columbia,
                                 Canada V6C 1G8
                                 --------------
                    (Address of principal executive offices)


                                 (604) 685-3317
              ----------------------------------------------------
               Registrant's telephone number, including area code


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
                                                                              ================    ================

                                                  LIABILITIES
                                                  -----------
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
                                                                              ================    ================



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                       (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and six months ended September 30, 2006 and 2005, and for the period May 2, 2001 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                           ==============  ==============   ==============  ==============






                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                       (A Pre-exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period May 2, 2001 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                         ===============   ==============    ===============   ================    ===============




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                       (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 2006 and 2005,
    and for the period May 2, 2001 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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
                                                               ===============   ===============   ==================




                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                       (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

Note 3        Related    Party
              --------------------
              Transactions

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
                                     ============  =============  ============  ============   ================

Note 3        Related Party Transactions - (cont'd)
              -------------------------------------

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