Form 10KSB
period 2007-03-31
TARI INC
filed 2007-07-02
CIK 1140382

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

                    For the fiscal year ended March 31, 2007
                                              --------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31669


                                    TARI INC.
                                    ---------
             (Exact name of Registrant as specified in its charter)



            Nevada                                     98-0339560
            ------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                          c/o 1550 - 200 Burrard Street
                   Vancouver, British Columbia, Canada V6C 3L6
                   -------------------------------------------
                    (Address of principal executive offices)

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

   Yes      X                                No
      ------------                             --------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  Yes      X                               No
     -----------                             --------------

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

                           $69,500 as at June 29, 2007
                           ---------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          3,890,000 as at June 29, 2007
                          -----------------------------

TABLE OF CONTENTS
-----------------
                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
ITEM 7:  FINANCIAL STATEMENTS................................................13
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES...........................................26
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........27
ITEM 10: EXECUTIVE COMPENSATION..............................................27
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......28
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................28
ITEM 13: EXHIBITS AND REPORTS................................................28
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................29

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

The Company received a default notice dated January 10, 2007 and had 15 days to cure the default. As the default was not cured, the lease was deemed null and void. The Company intends to renegotiate the terms of the lease agreement. However, there is no assurance that the Company will be successful in doing so.

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

Risk Factors
------------
In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

THE SOLE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE SP PROJECT, HAS NO RESERVES.

Our sole mineral property interest is the SF Project, which is currently not in good standing. As this property is in the pre-exploration stage, it has no reserves and does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2007, we had cash in the amount of $2,766. We currently do not have any operations and we have no income. As well, unless we are able to negotiate new lease terms with respect to the SF Project, we will not have an interest in any asset.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the SF Project, assuming that we are able to renegotiate a lease agreement respecting the property on acceptable terms. In order to complete phase one of the exploration program, we anticipate the costs to be $89,000. In addition, we anticipate incurring $15,000 in professional fees and $24,000 in administrative expenses.

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

WE NEED TO RENEGOTIATE OUR LEASE AGREEMENT RESPECTING THE SF PROJECT IN ORDER TO SECURE AN INTEREST IN THE SF RESOURCE PROPERTY, FAILING WHICH, OUR BUSINESS MAY FAIL.

We were obligated to incur minimum payments and performance commitments as outlined in the Mining Lease Agreement mentioned in that section. By failing meet the terms of the lease agreement, we have forfeited our interest in the SF Project effective during the most recently completed fiscal year. In order to secure an interest in the SF Project, we must renegotiate lease terms respecting the property that are acceptable to both us and the owner. If we are successful in executing a new lease, we will require substantial additional capital to fund phase one of the exploration program. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the SF Project, then there is a substantial risk that our business will fail.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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


ITEM 2:  DESCRIPTION OF PROPERTY

Our executive office is located at 200 Burrard Street, Suite 1550, Vancouver, British Columbia, Canada.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to renegotiate a lease agreement with respect to the SF Project and to complete the recommended phase one exploration program on the property. There is no guarantee that we will be successful in renegotiating the lease terms. If we are successful, we anticipate that a phase one exploration program will cost us $89,000.

In addition, we anticipate spending $15,000 on professional fees and $14,000 on administrative expenses.

Excluding any mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at March 31, 2007 was $2,766. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for Period Ending March 31, 2007

We incurred a net loss of $42,022 for the year-ended March 31, 2007, as compared to a loss of $38,388 in the same period in 2006. The increase in net loss was primarily due to the increase in audit and accounting fees, which was the result of bringing the company's SEC filing requirements up to date. Management fees and office expenses also increased. The president charges the Company $500 per month on a month by month basis (total management fee charged: 2007 - $6,000; 2006 - $6,000). The Company incurred $400 per month for office rent, telephone expenses, and general miscellaneous office expenses for the 1st and 2nd quarter (2007 - $2,400; 2006 - $4,800) related to use of the Vancouver office. Our liabilities at the same date totalled $93,344 and consisted of accounts payable of $30,731, advances payable of $5,300, and 57,313 due to our president.

ITEM 7:  FINANCIAL STATEMENTS

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                             (Stated in US Dollars)

                                                                 AMISANO HANSON
A PARTNERSHIP OF INCORPORATED PROFESSIONALS
                                                          CHARTERED ACCOUNTANTS






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Tari Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2007 and 2006 and the related statements of operations, cash flows, and stockholders' equity (deficiency) for the years ended March 31, 2007 and 2006 and for the period May 2, 2001 (Date of Inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006 and for the period May 2, 2001 (Date of Inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Vancouver, Canada                                              "AMISANO HANSON"
June 14, 2007                                             Chartered Accountants

750 West Pender Street, Suite 604                      Telephone:  604-689-0188
Vancouver Canada                                       Facsimile:  604-689-9773
V6C 2T7                                              E-MAIL:  amishan@telus.net

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2007 and 2006
                             (Stated in US Dollars)

                                                                                     March 31,         March 31,
                                                     ASSETS                            2007               2006
                                                     ------                            ----               ----
Current
    Cash                                                                         $          2,766   $            573
                                                                                 ================   ================

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 3                            $         30,731   $         32,892
    Advances payable                                                                        5,300                  -
    Due to related party - Note 3                                                          57,313             21,011
                                                                                 ----------------   ----------------

                                                                                           93,344             53,903
                                                                                 ----------------   ----------------

                                              STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
           10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
          100,000,000  shares authorized
            3,890,000  shares issued                                                        3,890              3,890
Additional paid-in capital                                                                 93,845             90,610
Deficit accumulated during the pre-exploration stage                                     (189,852)          (147,830)
                                                                                 ----------------   ----------------

                                                                                          (90,578)           (53,330)
                                                                                 ----------------   ----------------

                                                                                 $          2,766   $            573
                                                                                 ================   ================

Nature and Continuance of Operations - Note 1
Commitment - Note 5
Subsequent Event - Note 8



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                       for the years ended March 31, 2007
                     and 2006 and for the period May 2, 2001
                      (Date of Inception) to March 31, 2007
                             (Stated in US Dollars)

                                                                                                    May 2, 2001
                                                                                                      (Date of
                                                                                                   Inception) to
                                                                     Years ended March 31,           March 31,
                                                                     2007             2006              2007
                                                                     ----             ----              ----
Expenses
    Audit and accounting fees                                  $        12,170  $        14,454   $        54,497
    Bank charges                                                           181              202             1,213
    Consulting fees                                                      5,000                -            20,500
    Interest expense - Notes 3 and 4                                     4,774                -             4,774
    Legal fees                                                               -            1,000            31,668
    Management fees - Note 4                                             6,000            6,000            16,500
    Office expenses                                                      2,400            4,800            11,186
    Mineral lease costs - Note 5                                        21,172           10,217            48,637
    Transfer agent and filing fees                                       5,685            1,715            16,237
                                                               ---------------  ---------------   ---------------

Net loss before other item                                             (57,382)         (38,388)         (205,212)

Other item:
    Debt forgiven                                                       15,360                -            15,360
                                                               ---------------  ---------------   ---------------

Net loss for the period                                        $       (42,022) $       (38,388)  $      (189,852)
                                                               ===============  ===============   ===============

Basic loss per share                                           $         (0.01) $         (0.01)
                                                               ===============  ===============

Weighted average number of shares outstanding                        3,890,000        3,890,000
                                                               ===============  ===============

                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period May 2, 2001 (Date of Inception) to March 31, 2007
                             (Stated in US Dollars)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                    Additional        During the
                                                         Common Shares               Paid-in       Pre-exploration
                                                ---------------------------------
                                            Number         Par Value         Capital            Stage              Total
                                            ------         ---------         -------            -----              -----
Capital stock issued for cash
                    - at $0.01             2,500,000 $        2,500   $        22,500  $              -   $        25,000
Net loss for the period ended
March 31, 2002                                     -              -                 -           (39,696)          (39,696)
                                      --------------- --------------   ---------------  ----------------   ---------------

Balance, March 31, 2002                    2,500,000          2,500            22,500           (39,696)          (14,696)
Capital stock subscribed pursuant
to an offering memorandum for
cash                - at $0.05             1,390,000          1,390            68,110                 -            69,500
Net loss for the year ended
March 31, 2003                                     -              -                 -           (27,653)          (27,653)
                                      --------------- --------------   ---------------  ----------------   ---------------

Balance, March 31, 2003                    3,890,000          3,890            90,610           (67,349)           27,151
Net loss for the year ended
March 31, 2004                                     -              -                 -           (17,858)          (17,858)
                                      --------------- --------------   ---------------  ----------------   ---------------

Balance, March 31, 2004                     3,890,000          3,890            90,610           (85,207)            9,293
Net loss for the year ended
March 31, 2005                                     -              -                 -           (24,235)          (24,235)
                                      --------------- --------------   ---------------  ----------------   ---------------

Balance, March 31, 2005                    3,890,000          3,890            90,610          (109,442)          (14,942)
Net loss for the year ended
March 31, 2006                                     -              -                 -           (38,388)          (38,388)
                                      --------------- --------------   ---------------  ----------------   ---------------

Balance, March 31, 2006                    3,890,000          3,890            90,610          (147,830)          (53,330)
Donated interest - Notes 3 and 4                   -              -             4,774                 -             4,774
Net loss for the year ended
March 31, 2007                                     -              -                 -           (42,022)          (42,022)
                                      --------------- --------------   ---------------  ----------------   ---------------

Balance, March 31, 2007                    3,890,000 $        3,890   $        95,384  $       (189,852)  $       (90,578)
                                      =============== ==============   ===============  ================   ===============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended March 31, 2007 and 2006 and
        for the period May 2, 2001 (Date of Inception) to March 31, 2007
                             (Stated in US Dollars)

                                                                                                                 May 2, 2001
                                                                                                                  (Date of
                                                                                                                Inception) to
                                                                                 Years ended March 31,            March 31,
                                                                                2007              2006              2007
                                                                                ----              ----              ----
             Cash Flows used in Operating Activities
                 Net loss for the period                                  $       (42,022)  $       (38,388)  $      (189,852)
                 Add (less) items not involving cash:
                   Interest expenses                                                4,774                 -             4,774
                   Debt forgiven                                                  (15,360)                -           (15,360)
                 Change in non-cash working capital item
                   related to operations:
                   Accounts payable and accrued liabilities                        13,199            17,647            46,091
                                                                          ---------------   ---------------   ---------------

                                                                                  (39,409)          (20,741)         (154,347)
                                                                          ---------------   ---------------   ---------------

             Cash Flows provided by Financing Activities
                 Proceeds from shares issued                                            -                 -            94,500
                 Increase in advance payable                                        5,300                 -             5,300
                 Due to related party                                              36,302            18,856            57,313
                                                                          ---------------   ---------------   ---------------

                                                                                   41,602                 -           157,113
                                                                          ---------------   ---------------   ---------------

             Increase (decrease) in cash during the period                          2,193            (1,885)            2,766

             Cash, beginning of the period                                            573             2,458                 -
                                                                          ---------------   ---------------   ---------------

             Cash, end of the period                                      $         2,766   $           573   $         2,766
                                                                          ===============   ===============   ===============

Non-cash Transaction - Note 6



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------

              The Company is in the pre-exploration stage. The Company has a lease agreement to explore and mine a pre-exploration property located in the State of Nevada, United States of America, which is currently in default (Note 5). The recoverability of amounts incurred on the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditures requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company has a working capital deficiency of $90,578, has no established source of revenue and has accumulated a deficit of $189,852 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------

              The  carrying  value  of  cash,   accounts   payable  and  accrued
              liabilities, advances payable and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recently Issued Accounting Pronouncements
              -----------------------------------------

              In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

              In  September  2006,  the FASB issued  SFAS No.  157,  "Fair Value
              Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

              In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recently Issued Accounting Pronouncements - (cont'd)
              -----------------------------------------

              In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

              On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3        Advances Payable
              ----------------
              The advances payable are unsecured, non-interest bearing and have no specific terms for repayment. The Company has determined the fair value of interest for the year ended March 31, 2007 as $582. This amount has been recorded by the Company as donated interest and included in additional paid in capital.

Note 4        Related Party Transactions
              --------------------------
              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                   May 2, 2001
                                                                                                    (Date of
                                                                                                  Inception) to
                                                                   Years ended March 31,            March 31,
                                                                   2007             2006              2007
                                                                   ----             ----              ----
              Management fees                                 $       6,000    $        6,000   $        16,500
                                                              =============    ==============   ===============

              Included in accounts  payable at March 31, 2007 is $16,500  (2006:
              $10,500) of unpaid management fees due to a director of the Company.

Note 4        Related Party Transactions - (cont'd)
              --------------------------

              The amount due to related party, the director of the Company, consists of unpaid advances. The amount due is unsecured, non-interest bearing and has no specific terms for repayment. The Company has determined the fair value of interest for the year ended March 31, 2007 as $4,192. This amount has been recorded by the Company as donated interest and included in additional paid-in capital.

Note 5        Commitments
              -----------

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

              -----------

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

              The Company received a default notice dated January 10, 2007 and had 15 days to cure the default. As the default was not cured, the lease was deemed null and void. The Company intends to renegotiate the terms of the lease agreement. However, there is no assurance that the Company will be successful in doing so.

Note 6        Non-cash Transaction
              --------------------
              Investment and financing activities that do not have direct impact on current cash flows are excluded from the statements of cash flows. During the year ended March 31, 2007, the Company recorded imputed interest with respect to the amount due to related party and advances payable totalling $4,774.

              This transaction has been excluded from the statements of cash flows.

Note 7        Future Tax Assets
              -----------------
              The following table summarizes the significant components of the company's deferred tax assets:

                                                                                        2007              2006
                                                                                        ----              ----
             Future tax assets
                 Non-capital loss carryforward                                     $       57,292   $       40,709
             Less: valuation allowance                                                    (57,292)         (40,709)
                                                                                   --------------   --------------

                                                                                   $            -   $            -
                                                                                   ==============   ==============

Note 7        Future Tax Assets - (cont'd)
              -----------------

              The amount taken into income as future tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8        Income Taxes
              ------------
              No provision for income taxes has been provided for in these financial statements due to the net loss. At March 31, 2007, the Company has accumulated non-capital losses totalling $190,952, which are available to reduce taxable income in future taxation years. These losses will expire beginning in 2022.

Note 9        Subsequent Event
              ----------------
              On May 8, 2007, the Director of the Company advanced $4,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                        Age       Position with Registrant                                Served  as a  Director
                                                                                              or Officer since
Theodore Tsagkaris          58        President,  Secretary,  Treasurer,  Chief  Executive    September 26, 2002
                                      Officer,  and Director (Principal Executive Officer,
                                      Principal    Financial   Officer,    and   Principal
                                      Accounting Officer)

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2007.

                          Annual Compensation                         Long Term Compensation

                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Theodore       President  2005     $0       0      $4,500             0                0          0                0
Tsagkaris      Secretary  2006     $0       0      $6,000             0                0          0                0
               Treasurer  2007     $0       0      $6,000             0                0          0                0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

-------------------------------------------------------------------------------------------------------------------

TITLE OF CLASS            NAME OF BENEFICIAL OWNER         SHARES OF COMMON STOCK       PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------------------
Common                    Theodore Tsagkaris                        2,500,000                     64.3%
-------------------------------------------------------------------------------------------------------------------


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 2007, we accrued $6,000 to our president, Theodore Tsagkaris for management services.

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

ITEM 13:  EXHIBITS AND REPORTS

  3.1        Articles of Incorporation*
  3.2        By-Laws*
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* previously filed as an exhibit to our registration statement on Form SB-2, as amended.


There were no reports filed on Form 8-K during the year-ended March 31, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                         Fiscal year ended
                          March 31, 2007                        March 31, 2006

Audit fees               $   12,170                               $ 6,395
Audit-related fees       $      Nil                               $ 5,425
Tax fees                 $      Nil                               $   Nil
All other                $      Nil                               $   Nil
fees

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

                                          Tari, Inc.

                                          /s/ Theodore Tsagkaris
                                          ---------------------------
                                          Theodore Tsagkaris
                                          President, Secretary, Treasurer
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)
                                          Dated: June 29, 2007