Form 10QSB
period 2007-06-30
TARI INC
filed 2007-08-16
CIK 1140382

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended         June 30, 2007
                                             -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
                                        --

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of August 15, 2007.

                                    TARI INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2007

                             (Stated in US Dollars)

                                   (Unaudited)

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2007 and March 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                      June 30          March 31,
                                                     ASSETS                             2007              2007
                                                     ------                             ----              ----
Current
    Cash                                                                          $          157    $        2,766
    Prepaid expenses                                                                         500                 -
                                                                                  --------------    --------------

                                                                                             657             2,766
                                                                                  ==============    ==============

                                                 LIABILITIES
                                                 -----------
Current
    Accounts payable and accrued liabilities - Note 4                             $       28,096    $       30,731
    Advances payable - Note 3                                                              5,300             5,300
    Due to related party - Note 4                                                         61,813            57,313
                                                                                  --------------    --------------

                                                                                          95,209            93,344
                                                                                  --------------    --------------

                                          STOCKHOLDERS' DEFICIENCY
                                          ------------------------

Preferred stock, $0.001 par value
    10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
    3,890,000 (2007: 3,890,000) shares issued                                              3,890             3,890
Additional paid-in capital                                                                97,150            95,384
Deficit accumulated during the pre-exploration stage                                    (195,592)         (189,852)
                                                                                  --------------    --------------

                                                                                         (94,552)          (90,578)
                                                                                  --------------    --------------

                                                                                  $          657    $        2,766
                                                                                  ==============    ==============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
              for the three months ended June 30, 2007 and 2006 and
         for the period May 2, 2001 (Date of Inception) to June 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                       May 2,
                                                                                                   2001 (Date of
                                                                          Three months             Inception) to
                                                                         ended June 30,               June 30,
                                                                     2007             2006              2007
                                                                     ----             ----              ----
Expenses
    Audit and accounting fees                                  $        1,750   $        2,250    $       56,247
    Bank charges                                                           15               32             1,228
    Consulting fees                                                         -                -            20,500
    Interest expense - Note 4                                           1,766                -             6,540
    Legal fees                                                              -                -            31,668
    Management fees - Note 4                                            1,500            1,500            18,000
    Office expenses                                                         -            1,200            11,186
    Mineral lease costs - Note 5                                            -            1,172            48,637
    Transfer agent and filing fees                                        709              640            16,946
                                                               --------------   --------------    --------------

Net loss before other item                                             (5,740)          (6,794)         (210,952)

Other item:
    Debt forgiven                                                           -                -            15,360
                                                               --------------   --------------    --------------

Net loss for the period                                        $       (5,740)  $       (6,794)   $     (195,592)
                                                               ==============   ==============    ==============

Basic loss per share                                           $        (0.00)  $        (0.00)
                                                               ==============   ==============

Weighted average number of shares outstanding                       3,890,000        3,890,000
                                                               ==============   ==============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         for the period May 2, 2001 (Date of Inception) to Jun 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                   Additional        During the
                                                       Common Shares                Paid-in       Pre-exploration
                                              -----------------------------------
                                                   Number          Par Value         Capital            Stage              Total
                                                  ------          ---------         -------            -----              -----
Capital stock issued for cash     - at $0.01      2,500,000   $        2,500   $        22,500  $              -   $        25,000
Net loss for the period ended March 31, 2002
                                                          -                -                 -           (39,696)          (39,696)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, March 31, 2002                           2,500,000            2,500            22,500           (39,696)          (14,696)
Capital stock subscribed pursuant to an
 offering memorandum for cash     - at $0.05      1,390,000            1,390            68,110                 -            69,500
Net loss for the year ended March 31, 2003                -                -                 -           (27,653)          (27,653)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, March 31, 2003                           3,890,000            3,890            90,610           (67,349)           27,151
Net loss for the year ended March 31, 2004                -                -                 -           (17,858)          (17,858)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, March 31, 2004                           3,890,000            3,890            90,610           (85,207)            9,293
Net loss for the year ended March 31, 2005                -                -                 -           (24,235)          (24,235)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, March 31, 2005                           3,890,000            3,890            90,610          (109,442)          (14,942)
Net loss for the year ended March 31, 2006                -                -                 -           (38,388)          (38,388)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, March 31, 2006                           3,890,000            3,890            90,610          (147,830)          (53,330)
Donated interest                                          -                -             4,774                 -             4,774
Net loss for the year ended March 31, 2007                -                -                 -           (42,022)          (42,022)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, March 31, 2007                           3,890,000            3,890            95,384          (189,852)          (90,578)

Donated interest                                          -                -             1,766                 -             1,766
Net loss for three months ended June 30,
 2007                                                     -                -                 -            (5,740)           (5,740)
                                            ---------------   --------------   ---------------  ----------------   ---------------

Balance, June 30, 2007                            3,890,000   $        3,890   $        97,150  $       (195,592)  $       (94,552)
                                            ===============   ==============   ===============  ================   ===============



                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
           for three months ended June 30, 2007 and June 30, 2006 and for the period May 2, 2001 (Date of Inception) to June 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                   May 2,
                                                                                                                2001 (Date of
                                                                                      Three months              Inception) to
                                                                                     ended June 30,               June 30,
                                                                                 2007              2006             2007
                                                                                 ----              ----             ----
            Cash Flows used in Operating Activities
                Net loss for the period                                    $       (5,740)   $       (6,794)  $     (195,592)
                Add (less) items not involving cash:
                  Interest expenses                                                 1,766                 -            6,540
                  Debt forgiven                                                                           -          (15,360)
                Change in non-cash working capital items related to operations:
                  Prepaid expenses                                                   (500)                -             (500)
                  Accounts payable and accrued liabilities                         (2,635)            5,377           43,456
                                                                           ---------------   --------------   --------------

                                                                                   (7,109)           (1,417)        (161,456)
                                                                           --------------    --------------   --------------

            Cash Flows provided by Financing Activities
                Proceeds from shares issued                                             -                 -           94,500
                Increase in advance payable                                             -                 -            5,300
                Due to related party                                                4,500             4,802           61,813
                                                                           --------------    --------------   --------------

                                                                                    4,500             4,802          161,613
                                                                           --------------    --------------   --------------

            Increase (decrease) in cash during the period                          (2,609)            3,385              157

            Cash, beginning of the period                                           2,766               573                -
                                                                           --------------    --------------   --------------

            Cash, end of the period                                        $          157    $        3,958   $          157
                                                                           ==============    ==============   ==============


                             SEE ACCOMPANYING NOTES

                                    TARI INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2007 financial statements. Operating results from the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $195,529 since its inception, has a working capital deficiency of $94,552 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        Advances Payable
              ----------------
              The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

              The Company has determined the fair value of interest for the period ended June 30, 2007 as $1,766. This amount has been recorded by the Company as donated interest and included in additional paid-in capital.

Note 4        Related Party Transactions
              --------------------------
              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                      May 2,
                                                                                                  2001 (Date of
                                                                        Three months              Inception) to
                                                                       ended June 30,                June 30,
                                                                    2007             2006              2007
                                                                    ----             ----              ----
              Management fees                                 $       1,500     $        1,500   $        18,000
                                                              =============     ==============   ===============

              Included in accounts payable at June 30, 2007 is $18,000 (March 31, 2007: $16,500) of unpaid management fees due to a director of the Company.

              The amount due to related party, the director of the Company, consists of unpaid advances. The amount due is unsecured, non-interest bearing and has no specific terms for repayment. During the three months ended June 30, 2007, the Company imputed interest on due to related party at 10% per annum.

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

              -   $5,000 upon execution (paid);

              -   $1,250 on or before May 15, 2002 (paid);

              -   $1,500 on or before November 30, 2002 (paid);

              -   $1,500 on or before April 15, 2003 (paid);

              -   $2,000 on January 9, 2004 (paid);

              -----------

              Minimum Advance Royalty Payments - (cont'd)

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

Note 6        Subsequent Event
              ----------------
              On August 9, 2007, the director of the Company advanced $8,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Excluding any mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at June, 2007 was $157. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the SF project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the first quarter ended June 30, 2007

We incurred a net loss of $5,740 for the three months period ended June 30, 2007, as compared to a loss of $6,794 in the same period in 2006. The decrease of loss for the current period was due to the inactiveness of the Company during the three months. The president charges the Company $500 per month on a month by month basis ($1,500 for the period of April to June). At the end of the first quarter, we had cash on hand of $157. Our liabilities for the same period totalled $95,209 and consisted of accounts payable of $28,096, advances payable of $5,300 and $61,813 due to our president.


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


There were no reports filed on Form 8-K during the three months period ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tari Inc.

/s/ Theodore Tsagkaris
---------------------------
Theodore Tsagkaris
President, Secretary, Treasurer
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: August 15, 2007