Form 10QSB
period 2007-09-30
TARI INC
filed 2007-11-19
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                      to

Commission File Number 001-31669

TARI INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-03048905
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 Burrard Street, Suite 1550
Vancouver, British Columbia, Canada V6C 3L6
(Address of principal executive offices)

(604) 685-3317
Registrant’s telephone number, including area code

None
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of November 19, 2007.

TARI INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

TARI INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited)

	September 30,	March 31,
ASSETS	2007	2007

Current
Cash	$381	$2,766
Prepaid expenses	500	-

	881	2,766

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$28,583	$30,731
Advances payable – Note 3	5,300	5,300
Due to related party – Notes 4 and 6	69,813	57,313

	103,696	93,344

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (2007: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	99,131	95,384
Deficit accumulated during the pre-exploration stage	(205,836)	(189,852)

	(102,815)	(90,578)

	$881	$2,766

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended September 30, 2007 and 2006 and for the period May 2, 2001 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

					May 2, 2001
					(Date of
					Inception)
	Three months ended		Six months ended		to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Expenses
Audit and accounting fees	$6,615	$2,500	$8,365	$4,750	$62,862
Bank charges	66	73	81	105	1,294
Consulting fees	-	5,000	-	5,000	20,500
Interest expenses – Note 4	1,981	-	3,747	-	8,521
Legal fees	-	-	-	-	31,668
Management fees – Note 4	1,500	1,500	3,000	3,000	19,500
Mineral lease costs – Note 5	-	20,000	-	21,172	48,637
Office expenses	-	1,200	-	2,400	11,186
Transfer agent and filing fees	82	322	791	962	17,028

Net loss before other item	(10,244)	(30,595)	(15,984)	(37,389)	(221,196)

Other item
Debt forgiven	-	-	-	-	15,360

Net loss for the period	$(10,244)	$(30,595)	$(15,984)	$(37,389)	$(205,836)

Basic loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	3,890,000	3,890,000	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 2, 2001 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Donated interest	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Donated interest	-	-	3,747	-	3,747
Net loss for six months ended September 30, 2007	-	-	-	(15,984)	(15,984)

Balance, September 30, 2007	3,890,000	$3,890	$99,131	$(205,836)	$(102,815)

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for six months ended September 30, 2007 and 2006 and
for the period May 2, 2001 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

			May 2,
			2001(Date of
	Six months ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(15,984)	$(37,389)	$(205,836)
Add (deduct) items not involving cash:
Interest expense	3,747	-	8,521
Debt forgiven		-	(15,360)
Change in non-cash working capital items related to operations:
Prepaid expenses	(500)	-	(500)
Accounts payable and accrued liabilities	(2,148)	5,599	43,943

	(14,885)	(31,790)	(169,232)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	5,300	5,300
Due to related party	12,500	29,802	69,813

	12,500	35,102	169,613

Increase (decrease) in cash during the period	(2,385)	3,312	381

Cash, beginning of the period	2,766	573	-

Cash, end of the period	$381	$3,885	$381

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2007 financial statements. Operating results from the period ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $205,836 since its inception, has a working capital deficiency of $102,815 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

The Company has determined the fair value of interest for the six month period ended September 30, 2007 as $3,747. This amount has been recorded by the Company as donated interest and included in additional paid-in capital.

Note 4	Related Party Transactions – Note 6

The Company was charged the following by a director of the Company:

					May 2,
					2001 (Date
					of
	Three months ended		Six months ended		Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Management fees	$1,500	$1,500	$3,000	$3,000	$19,500

Included in accounts payable at September 30, 2007 is $19,500 (March 31, 2007: $16,500) of unpaid management fees due to a director of the Company.

The amount due to related party, the director of the Company, consists of unpaid advances. The amount due is unsecured, non-interest bearing and has no specific terms for repayment. During the six months ended September 30, 2007, the Company imputed interest on due to related party at 10% per annum.

Note 5	Commitments

Mining Lease

By a lease agreement effective May 15, 2001 and amended April 2002, November 2002, April 2003, January 9, 2004, April 11, 2005 and July 24, 2006, the Company was granted the exclusive right to explore and mine the SF resource property located in Storey County of the State of Nevada. The term of this lease was for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met.

The owner was required to be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, from May 2, 2001 to September 30, 2007, the Company paid minimum advance royalty payments totalling $41,250.

The Company was required to pay further minimum royalty payments of $50,000 commencing January 9, 2007 and each year thereafter until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

Note 5	Commitments – (cont’d)

Mining Lease – (cont’d)

In addition, the Company funded exploration expenditures of $5,000.

The Company could reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out would be applied to reduce the buy-out price.

In the event that the Company terminates the lease after June 1, of any year it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company’s activities on the property.

The Company received a default notice dated January 10, 2007 and had 15 days to cure the default. As the default was not cured, the lease was deemed null and void.

Note 6	Subsequent Event

On November 9, 2007, the director of the Company advanced $4,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to investigate projects and potential acquisition opportunities.

In addition, we anticipate spending $15,000 on professional fees and $14,000 on administrative expenses.

Excluding any possible mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at September 30, 2007 was $381. Accordingly, we will need to raise additional funds in order to meet our expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter ended September 30, 2007

We incurred a net loss of $15,984 for the six months period ended September 30, 2007, as compared to a loss of $37,389 in the same period in 2006. The decrease of loss for the current period was due to the inactiveness of the Company during the six months. The president charges the Company $500 per month on a month by month basis ($3,000 for the period of April to September). As at September 30, 2007, we had cash on hand of $381. Our liabilities for the same period totalled $103,696 and consisted of accounts payable of $28,583, advances payable of $5,300 and $69,813 due to our president.

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

There were no reports filed on Form 8-K during the six months period ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tari Inc.

/s/ Theodore Tsagkaris
Theodore Tsagkaris
President, Secretary, Treasurer
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: November 19, 2007