Form 10KSB/A
period 2007-03-31
TARI INC
filed 2008-03-04
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________

Commission file number: 001-31669

TARI INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0339560
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

     c/o 1550 – 200 Burrard Street
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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes X       No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$69,500 as at June 29, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

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

The recoverability of minerals from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company’s interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

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

Minimum Advance Royalty Payments:

  $5,000 upon execution (paid);
  $1,250 on or before May 15, 2002 (paid);
  $1,500 on or before November 30, 2002 (paid);
  $1,500 on or before April 15, 2003 (paid);
  $2,000 on January 9, 2004 (paid);
  $5,000 on or before July 9, 2004 (paid);
  $5,000 on April 12, 2005 (paid);
  $20,000 on July 24, 2006 (paid); and
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

Description of the SF Project

The two unpatented lode mineral claims, referred to as the “SF Project”, is located approximately 20 miles southeast of Reno, Nevada and about 1.5 miles from Virginia City, Nevada.

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

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we intend to apply to have our shares of common stock quoted on the National Association of Securities Dealers’ OTC Bulletin Board, there is no guarantee that we will be successful.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for Period Ending March 31, 2007

We incurred a net loss of $42,022 for the year-ended March 31, 2007, as compared to a loss of $38,388 in the same period in 2006. The increase in net loss was primarily due to the increase in audit and accounting fees, which was the result of bringing the company’s SEC filing requirements up to date. Management fees and office expenses also increased. The president charges the Company $500 per month on a month by month basis (total management fee charged: 2007 - $6,000; 2006 - $6,000). The Company incurred $400 per month for office rent, telephone expenses, and general miscellaneous office expenses for the 1st and 2nd quarter (2007 - $2,400; 2006 - $4,800) related to use of the Vancouver office. Our liabilities at the same date totalled $93,344 and consisted of accounts payable of $30,731, advances payable of $5,300, and 57,313 due to our president.

ITEM 7: FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
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

Vancouver, Canada	“AMISANO HANSON”
June 14, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

TARI INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS
March 31, 2007 and 2006
(Stated in US Dollars)

	March 31,	March 31,
ASSETS	2007	2006

Current
Cash	$2,766	$573

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$30,731	$32,892
Advances payable	5,300	-
Due to related party – Note 3	57,313	21,011

	93,344	53,903

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 shares issued	3,890	3,890
Additional paid-in capital	93,845	90,610
Deficit accumulated during the pre-exploration stage	(189,852)	(147,830)

	(90,578)	(53,330)

	$2,766	$573

Nature and Continuance of Operations – Note 1
Commitment – Note 5
Subsequent Event – Note 8

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended March 31, 2007 and 2006 and
for the period May 2, 2001 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

			May 2, 2001
			(Date of
			Inception) to
	Years ended March 31,		March 31,
	2007	2006	2007

Expenses
Audit and accounting fees	$12,170	$14,454	$54,497
Bank charges	181	202	1,213
Consulting fees	5,000	-	20,500
Interest expense – Notes 3 and 4	4,774	-	4,774
Legal fees	-	1,000	31,668
Management fees – Note 4	6,000	6,000	16,500
Office expenses	2,400	4,800	11,186
Mineral lease costs – Note 5	21,172	10,217	48,637
Transfer agent and filing fees	5,685	1,715	16,237

Net loss before other item	(57,382)	(38,388)	(205,212)

Other item:
Debt forgiven	15,360	-	15,360

Net loss for the period	$(42,022)	$(38,388)	$(189,852)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 2, 2001 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Pre-exploration
		Number	Par Value	Capital	Stage	Total

Capital stock issued for cash
	– at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended
March 31, 2002		-	-	-	(39,696)	(39,696)

Balance, March 31, 2002		2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant
to an offering memorandum for
cash	– at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended
March 31, 2003		-	-	-	(27,653)	(27,653)

Balance, March 31, 2003		3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended
March 31, 2004		-	-	-	(17,858)	(17,858)

Balance, March 31, 2004		3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended
March 31, 2005		-	-	-	(24,235)	(24,235)

Balance, March 31, 2005		3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended
March 31, 2006		-	-	-	(38,388)	(38,388)

Balance, March 31, 2006		3,890,000	3,890	90,610	(147,830)	(53,330)
Donated interest – Notes 3 and 4		-	-	4,774	-	4,774
Net loss for the year ended
March 31, 2007		-	-	-	(42,022)	(42,022)

Balance, March 31, 2007		3,890,000	$3,890	$95,384	$(189,852)	$(90,578)

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended March 31, 2007 and 2006 and
for the period May 2, 2001 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

			May 2, 2001
			(Date of
			Inception) to
	Years ended March 31,		March 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(42,022)	$(38,388)	$(189,852)
Add (less) items not involving cash:
Interest expenses	4,774	-	4,774
Debt forgiven	(15,360)	-	(15,360)
Change in non-cash working capital item
related to operations:
Accounts payable and accrued liabilities	13,199	17,647	46,091

	(39,409)	(20,741)	(154,347)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	5,300	-	5,300
Due to related party	36,302	18,856	57,313

	41,602	-	157,113

Increase (decrease) in cash during the period	2,193	(1,885)	2,766

Cash, beginning of the period	573	2,458	-

Cash, end of the period	$2,766	$573	$2,766

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company has a lease agreement to explore and mine a pre-exploration property located in the State of Nevada, United States of America, which is currently in default (Note 5). The recoverability of amounts incurred on the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditures requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2	Summary of Significant Accounting Policies – (cont’d)

Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and the Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Lease

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share has not been provided as it would be anti-dilutive.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, advances payable and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recently Issued Accounting Pronouncements – (cont’d)

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

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

The Company was charged the following by a director of the Company:

			May 2, 2001
			(Date of
			Inception) to
	Years ended March 31,		March 31,
	2007	2006	2007

Management fees	$6,000	$6,000	$16,500

Included in accounts payable at March 31, 2007 is $16,500 (2006: $10,500) of unpaid management fees due to a director of the Company.

Note 4	Related Party Transactions – (cont’d)

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

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments as follows:

    $5,000 upon execution (paid);
    $1,250 on or before May 15, 2002 (paid);
    $1,500 on or before November 30, 2002 (paid);
    $1,500 on or before April 15, 2003 (paid);
    $2,000 on January 9, 2004 (paid);
    $5,000 on or before July 9, 2004 (paid);
    $5,000 on April 12, 2005 (paid);
    $20,000 on July 24, 2006 (paid); and
    $50,000 each January 9 thereafter until termination of the lease, adjusted based on inflation rates designated by the Consumer Price Index.

Note 5	Commitments – (cont’d)

Minimum Advance Royalty Payments: – (cont’d)

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

This transaction has been excluded from the statements of cash flows.

Note 7	Future Tax Assets

The following table summarizes the significant components of the company’s deferred tax assets:

	2007	2006

Future tax assets
Non-capital loss carryforward	$57,292	$40,709
Less: valuation allowance	(57,292)	(40,709)

	$-	$-

Note 7	Future Tax Assets – (cont’d)

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

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management, including principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Disclosure controls and procedures are also designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the required period of time

Limitations on the Effective of Controls

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the disclosure controls and procedures are effective at that reasonable assurance level. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Theodore Tsagkaris	2,500,000	64.3%

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13: EXHIBITS AND REPORTS
3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.

There were no reports filed on Form 8-K during the year-ended March 31, 2007.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

		Fiscal year ended
		March 31, 2007		March 31, 2006

Audit fees		$12,170		$6,395
Audit-related fees	$	Nil		$5,425
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tari, Inc.

/s/ Theodore Tsagkaris
---------------------------
Theodore Tsagkaris
President, Secretary, Treasurer
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: February 15, 2008

Exhibit 31.1

CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Tari, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 15, 2008

/s/ Theodore Tsagkaris

--------------------------------
Theodore Tsagkaris
President, C.E.O. and Director
(Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, Theodore Tsagkaris, Chief Financial Officer of Tari, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Tari, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 15, 2008

/s/ Theodore Tsagkaris

--------------------------------
Theodore Tsagkaris
President, C.E.O. and Director
(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore Tsagkaris, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Tari Inc., for the fiscal year ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Tari Inc.

Date: February 15, 2008

/s/ Theodore Tsagkaris

--------------------------------
Theodore Tsagkaris
President, C.E.O. and Director
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore Tsagkaris., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Tari Inc., for the fiscal year ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Tari Inc.

Date: February 15, 2008

/s/ Theodore Tsagkaris

------------------------------
Theodore Tsagkaris Secretary,
Treasurer & C.F.O.
(Principal Financial Officer and
Principal Accounting Officer)