Form 10QSB/A
period 2007-09-30
TARI INC
filed 2008-03-05
CIK 1140382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________to______________

Commission File Number 001-31669

     TARI INC.
------------------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-03048905
---------------------------------	----------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

8

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

As required by Item 307 of Regulation S-B and SEC Release No. 33-8238, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. No change in the Company’s internal control over financial reporting has been identified in connection with the evaluation that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

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

Tari Inc.

/s/ Theodore Tsagkaris
---------------------------
Theodore Tsagkaris
President, Secretary, Treasurer
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: February 15, 2008

Exhibit 31.1

CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tari Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-(e)) for the small business issuer and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 15, 2008

/s/ Theodore Tsagkaris

--------------------------------
Theodore Tsagkaris
President, C.E.O. and Director
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Theodore Tsagkaris, Secretary, Treasurer and Chief Financial Officer of Tari Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tari Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) for the small business issuer and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 15, 2008

/s/ Theodore Tsagkaris

-------------------------------
Theodore Tsagkaris
Secretary, Treasurer & C.F.O.
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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