Form 10QSB
period 2007-12-31
TARI INC
filed 2008-03-07
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________

Commission File Number 001-31669

     TARI INC.
------------------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-03048905
--------------------------------	----------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of March 7, 2008.

TARI INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

TARI INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
December 31, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited)

	December 31,	March 31,
ASSETS	2007	2007

Current
Cash	$996	$2,766
Prepaid expenses	500	-

	$1,496	2,766

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$27,178	$30,731
Advances payable – Note 3	5,300	5,300
Due to related party – Notes 4 and 6	73,813	57,313

	106,291	93,344

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (2007: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	101,287	95,384
Deficit accumulated during the pre-exploration stage	(209,972)	(189,852)

	(104,795)	(90,578)

	$1,496	$2,766

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended December 31, 2007 and 2006 and for the period May 2, 2001 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

					May 2, 2001
					(Date of
					Inception)
	Three months ended		Nine months ended		to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Expenses
Audit and accounting fees	$-	$5,041	$8,365	$9,791	$62,862
Bank charges	46	48	127	153	1,340
Consulting fees	-	-	-	5,000	20,500
Interest expenses – Note 4	2,156	3,235	5,903	3,235	10,677
Legal fees	-	-	-	-	31,668
Management fees – Note 4	1,500	1,500	4,500	4,500	21,000
Mineral lease costs – Note 5	-	-	-	21,172	48,637
Office expenses	-	1,200	-	3,600	11,186
Transfer agent and filing fees	434	556	1,225	1,518	17,462

Net loss before other item	(4,136)	(11,580)	(20,120)	(48,969)	(225,332)

Other item
Debt forgiven	-	-	-	-	15,360

Net loss for the period	$(4,136)	$(11,580)	$(20,120)	$(48,969)	$(209,972)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	3,890,000	3,890,000	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 2, 2001 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an
offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Donated interest	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Donated interest	-	-	5,903	-	5,903
Net loss for nine months ended
December 31, 2007	-	-	-	(20,120)	(20,120)

Balance, December 31, 2007	3,890,000	$3,890	$101,287	$(209,972)	$(104,795)

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for nine months ended December 31, 2007 and 2006 and
for the period May 2, 2001 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

			May 2,
			2001 (Date of
	Nine months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(20,120)	$(48,969)	$(209,972)
Add (deduct) items not involving cash:
Interest expense	5,903	3,235	10,677
Debt forgiven		-	(15,360)
Change in non-cash working capital items related
to operations:
Prepaid expenses	(500)	-	(500)
Accounts payable and accrued liabilities	(3,553)	10,683	42,538

	(18,270)	(35,051)	(172,617)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	5,300	5,300
Due to related party	16,500	29,802	73,813

	16,500	35,102	173,613

Increase (decrease) in cash during the period	(1,770)	51	996

Cash, beginning of the period	2,766	573	-

Cash, end of the period	$996	$624	$996

SEE ACCOMPANYING NOTES

TARI INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2007 financial statements. Operating results from the period ended December 31, 2007, are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $209,972 since its inception, has a working capital deficiency of $104,795 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

The Company has determined the fair value of interest for the nine month period ended December 31, 2007 as $454. This amount has been recorded by the Company as donated interest and included in additional paid-in capital.

Note 4	Related Party Transactions – Note 6

The Company was charged the following by a director of the Company:

					May 2,
					2001 (Date
					of
	Three months ended		Nine months ended		Inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Management fees	$1,500	$1,500	$4,500	$4,500	$21,000

Included in accounts payable at December 31, 2007 is $21,000 (March 31, 2007: $16,500) of unpaid management fees due to a director of the Company.

The amount due to related party, the director of the Company, consists of unpaid advances. The amount due is unsecured, non-interest bearing and has no specific terms for repayment. During the nine months ended December 31, 2007, the Company imputed interest on due to related party at 10% per annum ($5,449). This amount has been recorded by the Company as donated interest and included in additional paid-in capital.

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

In addition, the Company funded exploration expenditures of $5,000.

Note 5	Commitments – (cont’d)

Mining Lease – (cont’d)

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

On February 25, 2008 the director of the Company advanced $2,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Excluding any possible mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000. Our cash on hand at December 31, 2007 was $996. Accordingly, we will need to raise additional funds in order to meet our expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the third quarter ended December 31, 2007

We incurred a net loss of $20,120 for the nine months period ended December 31, 2007, as compared to a loss of $48,969 in the same period in 2006. The decrease of loss for the current period was due to the inactiveness of the Company during the nine months. The president charges the Company $500 per month on a month by month basis ($4,500 for the period of April to December). As at December 31, 2007, we had cash on hand of $996. Our liabilities for the same period totalled $106,291 and consisted of accounts payable of $27,178, advances payable of $5,300 and $73,813 due to our president.

Item 3.	Controls and Procedures

As required by Item 307 of Regulation S-B and SEC Release No. 33-8238, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. No change in the Company’s internal control over financial reporting has been identified in connection with the evaluation that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

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

There were no reports filed on Form 8-K during the nine months period ended December 31, 2007.

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
Dated: March 7, 2008

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

Date: March 7, 2008

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

Date: March 7, 2008

/s/ Theodore Tsagkaris

-------------------------------
Theodore Tsagkaris
Secretary, Treasurer & C.F.O.
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-QSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 7, 2008

/s/ Theodore Tsagkaris

--------------------------------
Theodore Tsagkaris
President, C.E.O. and Director
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-QSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 7, 2008

/s/ Theodore Tsagkaris

------------------------------
Theodore Tsagkaris
Secretary, Treasurer & C.F.O.
(Principal Financial Officer and
Principal Accounting Officer)