Form 10KSB
period 2008-03-31
TARI INC
filed 2008-06-30
CIK 1140382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

$69,500 as at June 30, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,890,000 as at June 30, 2008

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are a pre-exploration stage company. We acquired a mining lease on a total of two unpatented lode mineral claims property located in the State of Nevada and the lease has been voided during the current year. We are investigating projects and potential acquisition opportunities in order to engage in the acquisition and exploration of mineral properties with a view to exploiting mineral deposits demonstrating economic feasibility.

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

In addition, the Company funded exploration expenditures of $7,387.

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

Research and Development Expenditures

We have incurred exploration expenditures in the amount of $7,387 to date.  We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2008, we had cash in the amount of $709.  We currently do not have any operations and we have no income.  As well, as the lease terms voided with respect to the SF Project, we do not have an interest in any asset.

Our business plan for the next twelve months calls for expenses in connection with the activities in investigating projects and potential acquisition opportunities. In addition, we anticipate incurring $15,000 in professional fees and $14,000 in administrative expenses.

We will require additional financing in order to meet the anticipated costs and to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, copper, nickel and platinum group metals, investor acceptance of our property and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property that we will acquire contains commercially exploitable reserves of copper, nickel, gold and platinum group metals.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the year ended March 31, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Excluding any mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000.   Our cash on hand at March 31, 2008 was $709.  Accordingly, we will need to raise additional funds in order to meet our expected expenses.  We do not currently have any arrangements for raising additional funding.

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

Results of Operations for Year Ending March 31, 2008

We incurred a net loss of $40,603 for the year-ended March 31, 2008, as compared to a loss of $42,022 in the same period in 2007.  The decrease in net loss was primarily due to the decrease in mineral lease payments.  The president charges the Company $500 per month on a month by month basis (total management fee charged: 2008 - $6,000; 2007 - $6,000). The Company incurred $121 for miscellaneous office expenses (2007 - $2,400). Our liabilities at the same date totalled $131,890 and consisted of accounts payable of $30,147, advances payable of $5,300, and 96,443 due to our president.

ITEM 7:  FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Tari Inc.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of Tari Inc. (the “Company”) (A Pre-exploration Stage Company) as of March 31, 2008 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended and for the period from the inception of the development stage, May 2, 2001 to March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Company for the period from the inception of the development stage, May 2, 2001 to March 31, 2007.  Such statements are included in the cumulative inception to March 31, 2008 totals of the statements of operations, cash flows and stockholders’ equity (deficiency) and reflect a net loss of 82% of the related cumulative totals.  Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from the inception of the development stage, May 2, 2001 to March 31, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from inception of the development stage May 2, 2001 to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chartered Accountants

Vancouver, Canada
June 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Tari Inc.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of Tari Inc. (A Pre-exploration Stage Company) as of March 31, 2007 and the related statements of operations, cash flows, and stockholders' equity (deficiency) for the year ended March 31, 2007 and for the period May 2, 2001 (Date of Inception) to March 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2007 and the results of its operations and its cash flows for the year March 31, 2007 and for the period May 2, 2001 (Date of Inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
June 14, 2007	Chartered Accountants

TARI INC.

(A Pre-exploration Stage Company)

BALANCE SHEETS

March 31, 2008 and 2007

(Stated in US Dollars)

ASSETS
		2008	2007

Current
Cash		$ 709	2,766

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4		$ 30,147	$ 30,731
Advances payable – Note 3		5,300	5,300
Due to related party – Notes 4 and 8		96,443	57,313

		131,890	93,344

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000	shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000	shares authorized
3,890,000	(2007: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital		95,384	95,384
Deficit accumulated during the pre-exploration stage		(230,455)	(189,852)

		(131,181)	(90,578)

		$ 709	$ 2,766

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitment – Note 5

Subsequent Event – Note 9

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended March 31, 2008 and 2007 and

for the period May 2, 2001 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

		May 2, 2001
			(Date of
	Years ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

Expenses
Audit and accounting fees	$ 12,382	$ 12,170	$ 66,879
Bank charges	176	181	1,389
Consulting fees	-	5,000	20,500
Interest expense – Note 4	-	4,774	4,774
Legal fees	-	-	31,668
Management fees – Note 4	6,000	6,000	22,500
Mineral lease costs – Note 5	-	21,172	48,637
Office expenses	121	2,400	11,307
Transfer agent and filing fees	21,924	5,685	38,161

Net loss before other item	(40,603)	(57,382)	(245,815)

Other item:
Debt forgiven	-	15,360	15,360

Net loss for the year	$ (40,603)	$ (42,022)	$ (230,455)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period May 2, 2001 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$ 2,500	$ 22,500	$ -	$ 25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Donated interest	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Net loss for year ended March 31, 2008	-	-	-	(40,603)	(40,603)

Balance, March 31, 2008	3,890,000	$ 3,890	$ 95,384	$ (230,455)	$ (131,181)

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended March 31, 2008 and 2007 and

for the period May 2, 2001 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

			May 2, 2001
			(Date of
			Inception) to
	Years ended March 31,		March 31,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the year	$ (40,603)	$ (42,022)	$ (230,455)
Add (deduct) items not involving cash:
Interest expense	-	4,774	4,774
Debt forgiven	-	(15,360)	(15,360)
Change in non-cash working capital item related to operations:
Accounts payable and accrued liabilities	(584)	13,199	45,507

	(41,187)	(39,409)	(195,534)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	5,300	5,300
Increase in due to related party	39,130	36,302	96,443

	39,130	41,602	196,243

Increase (decrease) in cash during the period	(2,057)	2,193	709

Cash, beginning of the year	2,766	573	-

Cash, end of the year	$ 709	$ 2,766	$ 709

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company is in the pre-exploration stage and is investigating projects and potential acquisition opportunities to acquire and explore mineral properties. The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $230,455 since its inception, has a working capital deficiency of $131,181 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  Diluted loss per share has not been provided as it would be antidilutive.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, advances payable and due to related party approximates fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Staff Accounting  Bulletin No. 108 (“SAB 108”)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 did not have a material impact on the Company’s financial position or results from operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be partially effective for the Company’s financial statements issued for its fiscal year beginning April 1, 2008.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recently Issued Accounting Pronouncements – (cont’d)

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued for its fiscal year beginning April 1, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  The standard requires all entities to report non-controlling (minority) interests as equity in consolidated financial statements.  SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.  The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 161 on its financial statements.

Note 3

Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Related Party Transactions – Note 8

The Company was charged the following by a director of the Company:

May 2, 2001
(Date of
	Years ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

Management fees	$ 6,000	$ 6,000	$ 22,500

Included in accounts payable at March 31, 2008 is $22,500 (2007:  $16,500) of unpaid management fees due to a director of the Company.

The amount due to related party, the director of the Company, consists of unpaid advances.  The amount due is unsecured, non-interest bearing and has no specific terms for repayment.  During the year ended March 31, 2007, the Company imputed interest of $4,192 on due to related party at 10% per annum.  This amount had been recorded by the Company as donated interest and included in additional paid-in capital.  No interest was imputed during the year ended March 31, 2008.

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

In addition, the Company funded exploration expenditures of $7,387.

Note 5

Commitments – (cont’d)

Mining Lease – (cont’d)

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

Note 7

Deferred Tax Assets

The Company's income tax expense for the years ended March 31, 2008 and 2007 differed from the United States statutory rates:

	2008	2007

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$ (14,211)	$ (14,708)
Change in valuation allowance	14,211	14,708

Income tax expense	$ -	$ -

Note 7

Deferred Tax Assets – (cont’d)

The significant components of the Company’s deferred tax assets are as follows:

	2008	2007

Deferred tax assets
Net operating losses carryforward	$ 80,659	$ 66,448
Less: valuation allowance	(80,659)	(66,448)

Deferred tax assets	$ -	$ -

At March 31, 2008, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $231,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2022	$ 40,000
2023	28,000
2024	18,000
2025	24,000
2026	38,000
2027	42,000
2028	41,000

$ 231,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at March 31, 2008 the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates.  The actual losses available could differ from these estimates.

Note 8

Subsequent Event

Subsequent to March 31, 2008, the director of the Company advanced $6,900 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our independent accountant has been changed from Amisano Hanson, Chartered Accountant to BDO Dunwoody LLP due to a merger of Amisano Hanson Chartered Accountant’s operations into BDO Dunwoody LLP.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director or Officer since
Theodore Tsagkaris	59	President, Secretary, Treasurer, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	September 26, 2002

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2008.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Theodore Tsagkaris	President/Secretary/ Treasurer	2006 2007 2008	$0 $0 $0	0 0 0	$6,000 $6,000 $6,000	0 0 0	0 0 0	0 0 0	0 0 0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in

25

ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Theodore Tsagkaris (President, Secretary, Treasurer, and Director	Nil	Nil	One

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Theodore Tsagkaris	2,500,000	64.3%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 2008, we accrued $6,000 to our president, Theodore Tsagkaris for management services.

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

There were no reports filed on Form 8-K during the year-ended March 31, 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, BDO Dunwoody LLP, billed the following fees for the services indicated:

Fiscal year ended
	March 31, 2008	March 31, 2007

Audit fees	$ 12,382	$ 12,170
Audit-related fees	$ Nil	$ Nil
Tax fees	$ Nil	$ Nil
All other fees	$ Nil	$ Nil

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

Dated: June 30, 2008

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

Date: June 30, 2008

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

Date: June 30, 2008

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore Tsagkaris, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Tari Inc., for the fiscal year ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Tari   Inc.

Date:  June 30, 2008

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore Tsagkaris., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Tari  Inc., for the fiscal year ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Tari  Inc.

Date:  June 30, 2008

/s/  Theodore Tsagkaris

------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)