Form 10QSB
period 2008-06-30
TARI INC
filed 2008-08-15
CIK 1140382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended                June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,890,000 shares of $0.001 par value common stock outstanding as of August 14, 2008.

TARI INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

TARI INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

June 30, 2008 and March 31, 2008

(Stated in US Dollars)

(Unaudited)

	June 30,	March 31,
ASSETS	2008	2008

Current
Cash	$1,843	$709

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$36,818	$30,147
Advances payable – Note 3	5,300	5,300
Due to related party – Notes 4 and 6	103,343	96,443

	145,461	131,890

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (2007: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	95,384	95,384
Deficit accumulated during the pre-exploration stage	(242,892)	(230,455)

	(143,618)	(131,181)

	$1,843	$709

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended June 30, 2008 and 2007 and

for the period May 2, 2001 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Unaudited)

			Cumulative
			May 2, 2001
			(Date of
	Three months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Expenses
Audit and accounting fees	$9,850	$1,750	$76,729
Bank charges	94	15	1,483
Consulting fees	-	-	20,500
Interest expenses – Note 4	-	1,766	4,774
Legal fees	-	-	31,668
Management fees – Note 4	1,500	1,500	24,000
Mineral lease costs	-	-	48,637
Office expenses	50	-	11,357
Transfer agent and filing fees	943	709	39,104

Net loss before other item	(12,437)	(5,740)	(258,252)

Other item:
Debt forgiven	-	-	15,360

Net loss for the period	$(12,437)	$(5,740)	$(242,892)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period May 2, 2001 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Donated interest	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Net loss for year ended March 31, 2008	-	-	-	(40,603)	(40,603)

Balance, March 31, 2008	3,890,000	3,890	95,384	(230,455)	(131,181)
Net loss for the period ended June 30, 2008	-	-	-	(12,437)	(12,437)

Balance, June 30, 2008	3,890,000	$3,890	$95,384	$(242,892)	$(143,618)

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for three months ended June 30, 2008 and 2007 and

for the period May 2, 2001 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Unaudited)

			Cumulative
			May 2, 2001
			(Date of
	Three months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the period	$(12,437)	$(5,740)	$(242,892)
Add (deduct) items not involving cash:
Interest expense	-	1,766	4,774
Debt forgiven	-	-	(15,360)
Change in non-cash working capital items related
to operations:
Prepaid expenses	-	(500)	-
Accounts payable and accrued liabilities	6,671	(2,635)	52,178

	(5,766)	(7,109)	(201,300)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	-	5,300
Increase in due to related party	6,900	4,500	103,343

	6,900	4,500	203,143

Increase (decrease) in cash during the period	1,134	(2,609)	1,843

Cash, beginning of the period	709	2,766	-

Cash, end of the period	$1,843	$157	$1,843

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 financial statements. Operating results from the period ended June 30, 2008, are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

Note 2

Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $242,892 since its inception, has a working capital deficiency of $143,618 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Related Party Transactions – Note 6

The Company was charged the following by a director of the Company:

			Cumulative
			May 2, 2001
			(Date of
	Three months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Management fees	$1,500	$1,500	$24,000

Included in accounts payable at June 30, 2008 is $24,000 (March 31, 2008:  $22,500) of unpaid management fees due to a director of the Company.

The amount due to related party, the director of the Company, consists of unpaid advances.  The amount due is unsecured, non-interest bearing and has no specific terms for repayment.  During the three months ended June 30, 2007, the Company imputed interest of $1,766 on due to related party at 10% per annum.  This amount had been recorded by the Company as donated interest and included in additional paid-in capital.  No interest was imputed during the three months ended June 30, 2008.

Note 5

Non-cash Transaction

Investment and financing activities that do not have direct impact on current cash flows are excluded from the statements of cash flows.  During the three months ended June 30, 2007, the Company recorded imputed interest with respect to the amount due to related party and advances payable totalling $1,766.

This transaction has been excluded from the statements of cash flows.

Note 6

Subsequent Event

Subsequent to June 30, 2008, the director of the Company advanced $10,000 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Excluding any mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000.   Our cash on hand at June 30, 2008 was $1,843.  Accordingly, we will need to raise additional funds in order to meet our expected expenses.  We do not currently have any arrangements for raising additional funding.

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

Results of Operations for the first quarter ended June 30, 2008

We incurred a net loss of $12,437 for the three months period ended June 30, 2008, as compared to a loss of $5,740 in the same period in 2007.  The increase of loss for the current period was due to the increased audit fees for the year ended March 31, 2008. The president charges the Company $500 per month on a month by month basis ($1,500 for the period of April to June). As at June 30, 2008, we had cash on hand of $1,843. Our liabilities for the same period totalled $145,461 and consisted of accounts payable of $36,818, advances payable of $5,300 and $103,343 due to our president.

Item 3.

Controls and Procedures

As required by Item 307 of Regulation S-B and SEC Release No. 33-8238, the Company carried out an evaluation of the effectiveness of the design and, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

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

Based upon that evaluation, our President/Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A Form 8-K was filed on June 30, 2008 reporting a change in certifying accountant due to the merge of the original accounting firm to a new firm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tari Inc.

/s/ Theodore Tsagkaris

Theodore Tsagkaris

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Dated: August 14, 2008

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2008

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2008

/s/  Theodore Tsagkaris

-------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2008

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2008

/s/  Theodore Tsagkaris

------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)