Form 10-Q
period 2008-09-30
TARI INC
filed 2008-11-17
CIK 1140382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended                September 30, 2008

                                                                -----------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period                        to

                                            ------------------   --------------------

        Commission File Number            001-31669

                                                     -----------------

TARI INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Nevada                                    98-0339560

---------------------------------           -----------------------------

(State or other jurisdiction of           (IRS Employer Identification No.)

incorporation or organization)

1029 Logan Avenue

Toronto, Ontario Canada M4K 3E7

(Address of principal executive offices)(Zip Code)

(416) 406-5502

Registrant’s telephone number, including area code

200 Burrard Street, Suite 1550
Vancouver, British Columbia, Canada V6C 3L6

-----------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [   ]   No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date .

As of November 14, 2008 there were 3,890,000 shares of $0.001 par value common stock outstanding

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TARI INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

TARI INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

September 30, 2008 and March 31, 2008

(Stated in US Dollars)

(Unaudited)

	September 30,	March 31,
ASSETS	2008	2008

Current
Cash	$968	$709

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$32,168	$30,147
Advances payable – Note 3	5,300	5,300
Due to related party – Notes 4 and 6	113,343	96,443

	150,811	131,890

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (2007: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	95,384	95,384
Deficit accumulated during the pre-exploration stage	(249,117)	(230,455)

	(149,843)	(131,181)

	$968	$709

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended September 30, 2008 and 2007 and for the period May 2, 2001 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

					(Cumulative)
					May 2, 2001
					(Date of
	Three months ended		Six months ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Expenses
Audit and accounting fees	$3,130	$6,615	$12,980	$8,365	$79,859
Bank charges	22	66	116	81	1,505
Consulting fees	-	-	-	-	20,500
Interest expenses – Note 4	-	1,981	-	3,747	4,774
Legal fees	-	-	-	-	31,668
Management fees – Note 4	1,500	1,500	3,000	3,000	25,500
Mineral lease costs	-	-	-	-	48,637
Office expenses	-	-	50	-	11,357
Transfer agent and filing fees	1,573	82	2,516	791	40,677

Net loss before other item	(6,225)	(10,244)	(18,662)	(15,984)	(264,477)

Other item
Debt forgiven	-	-	-	-	15,360

Net loss for the period	$(6,225)	$(10,244)	$(18,662)	$(15,984)	$(249,117)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,890,000	3,890,000	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period May 2, 2001 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Donated interest	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Net loss for year ended March 31, 2008	-	-	-	(40,603)	(40,603)

Balance, March 31, 2008	3,890,000	3,890	95,384	(230,455)	(131,181)
Net loss for the period ended September 30, 2008	-	-	-	(18,662)	(18,662)

Balance, September 30, 2008	3,890,000	$3,890	$95,384	$(249,117)	$(149,843)

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for six months ended September 30, 2008 and 2007 and

for the period May 2, 2001 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

			(Cumulative)
			May 2,
			2001 (Date of
	Six months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the period	$(18,662)	$(15,984)	$(249,117)
Add (deduct) items not involving cash:
Interest expense	-	3,747	4,774
Debt forgiven			(15,360)
Change in non-cash working capital items related to operations:
Prepaid expenses	-	(500)	-
Accounts payable and accrued liabilities	2,021	(2,148)	47,528

	(16,641)	(14,885)	(212,175)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	-	5,300
Due to related party	16,900	12,500	113,343

	16,900	12,500	213,143

Increase (decrease) in cash during the period	259	(2,385)	968

Cash, beginning of the period	709	2,766	-

Cash, end of the period	$968	$381	$968

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 financial statements. Operating results from the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

Note 2

Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $249,117 since its inception, has a working capital deficiency of $149,843 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Related Party Transactions – Note 6

The Company was charged the following by a director of the Company:

					(Cumulative)
					May 2,
					2001 (Date of
	Three months ended		Six months ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Management fees	$1,500	$1,500	$3,000	$3,000	$25,500

Included in accounts payable at September 30, 2008 is $25,500 (March 31, 2008:  $22,500) of unpaid management fees due to a director of the Company.

The amount due to related party, the director of the Company, consists of unpaid advances.  The amount due is unsecured, non-interest bearing and has no specific terms for repayment.  During the six months ended September 30, 2007, the Company imputed interest of $3,747 on due to related party at 10% per annum.  This amount had been recorded by the Company as donated interest and included in additional paid-in capital.  No interest was imputed during the six months ended September 30, 2008.

Note 5

Non-cash Transaction

Investment and financing activities that do not have direct impact on current cash flows are excluded from the statements of cash flows.  During the six months ended September 30, 2007, the Company recorded imputed interest with respect to the amount due to related party and advances payable totalling $3,747.

This transaction has been excluded from the statements of cash flows.

Note 6

Subsequent Event

Subsequent to September 30, 2008, the director of the Company advanced $3,000 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Excluding any mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000.   Our cash on hand at September 30, 2008 was $968.  Accordingly, we will need to raise additional funds in order to meet our expected expenses.  We do not currently have any arrangements for raising additional funding.

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

Results of Operations for the six months ended September 30, 2008

We incurred a net loss of $18,662 for the six months period ended September 30, 2008, as compared to a loss of $15,984 in the same period in 2007.  The increase of loss for the current period was due to the increased audit fees for the year ended March 31, 2008. The president charges the Company $500 per month on a month by month basis ($3,000 for the period of April to September). As at September 30, 2008, we had cash on hand of $968. Our liabilities for the same period totalled $150,811 and consisted of accounts payable of $32,168, advances payable of $5,300 and $113,343 due to our president.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4T.

Controls and Procedures

As required by Item 307 of Regulation S-B and SEC Release No. 33-8238, the Company carried out an evaluation of the effectiveness of the design and, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

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

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

A Form 8-K was filed on August 4, 2008 reporting the change of the address of the Company’s head office.

Item 6.

Exhibits

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tari Inc.

/s/ Theodore Tsagkaris

Theodore Tsagkaris

President, Secretary, Treasurer

Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Dated: November 14, 2008

Exhibit 31.1

CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Tari Inc.;

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

Date: November 14, 2008

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Tari Inc.;

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

Date: November 14, 2008

/s/  Theodore Tsagkaris

-------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2008

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2008

/s/  Theodore Tsagkaris

------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)