Form 10-Q
period 2008-12-31
TARI INC
filed 2009-02-17
CIK 1140382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                December 31, 2008

                                                               -----------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period                      to

                                          ------------------   --------------------

      Commission File Number      001-31669

                                           -----------------

TARI INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Nevada                                    98-0339560

---------------------------------           -----------------------------

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1029 Logan Avenue

Toronto, Ontario Canada M4K 3E7

(Address of principal executive offices) (Zip Code)

(416) 406-5502

Registrant’s telephone number, including area code

-----------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [ X ]   Yes  [    ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X ]   Yes  [    ]   No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 13, 2009 there were 3,890,000 shares of $0.001 par value common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TARI INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

TARI INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

December 31, 2008 and March 31, 2008

(Stated in US Dollars)

(Unaudited)

	December 31,	March 31,
ASSETS	2008	2008

Current
Cash	$199	$709

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$32,582	$30,147
Advances payable – Note 3	5,300	5,300
Due to related party – Notes 5	117,043	96,443

	154,925	131,890

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (March 31, 2008: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	95,384	95,384
Deficit accumulated during the pre-exploration stage	(254,000)	(230,455)

	(154,726)	(131,181)

	$199	$709

Ability to Continue as a Going Concern – Note 2

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended December 31, 2008 and 2007 and for the period from May 2, 2001 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

(Unaudited)

					(Cumulative)
					May 2, 2001
					(Date of
	Three months ended		Nine months ended		Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Expenses
Audit and accounting fees	$2,740	$-	$15,720	$8,365	$82,599
Bank charges	52	46	168	127	1,557
Consulting fees	-	-	-	-	20,500
Interest expenses	-	2,156	-	5,903	4,774
Legal fees	-	-	-	-	31,668
Management fees – Note 4	1,500	1,500	4,500	4,500	27,000
Mineral lease costs	-	-	-	-	48,637
Office expenses	-	-	50	-	11,357
Transfer agent and filing fees	591	434	3,107	1,225	41,268

Net loss before other item	(4,883)	(4,136)	(23,545)	(20,120)	(269,360)

Other item
Debt forgiven	-	-	-	-	15,360

Net loss for the period	$(4,883)	$(4,136)	$(23,545)	$(20,120)	$(254,000)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	3,890,000	3,890,000	3,890,000	3,890,000

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period from May 2, 2001 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Interest contributed	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Net loss for year ended March 31, 2008	-	-	-	(40,603)	(40,603)

Balance, March 31, 2008	3,890,000	3,890	95,384	(230,455)	(131,181)
Net loss for the period ended December 31, 2008	-	-	-	(23,545)	(23,545)

Balance, December 31, 2008	3,890,000	$3,890	$95,384	$(254,000)	$(154,726)

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for nine months ended December 31, 2008 and 2007 and

for the period from May 2, 2001 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

(Unaudited)

			(Cumulative)
			May 2,
			2001 (Date of
	Nine months ended		Inception) to
	December 31		December 31,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the period	$(23,545)	$(14,217)	$(254,000)
Add (deduct) items not involving cash:
Interest expense	-	-	4,774
Debt forgiven	-	-	(15,360)
Change in non-cash working capital items related
to operations:
Prepaid expenses	-	(500)	-
Accounts payable and accrued liabilities	2,435	(3,553)	47,942

	(21,110)	(18,270)	(216,644)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	-	5,300
Due to related party	20,600	16,500	117,043

	20,600	16,500	216,843

Increase (decrease) in cash during the period	(510)	(1,770)	199

Cash, beginning of the period	709	2,766	-

Cash, end of the period	$199	$996	$199

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 financial statements. Operating results from the period ended December 31, 2008, are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

Note 2

Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $254,000 since its inception, has a working capital deficiency of $154,726 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advances Payable

The advances payable to a non-related party are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Related Party Transactions

The Company was charged the following by a director of the Company:

					(Cumulative)
					May 2,
					2001 (Date of
	Three months ended		Nine months ended		Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Management fees	$1,500	$1,500	$4,500	$4,500	$27,000

Included in accounts payable and accrued liabilities at December 31, 2008 is $27,000 (March 31, 2008:  $22,500) of unpaid management fees due to a director of the Company.

Note 5

Due to Related Party

The amount due to related party, the director of the Company, consists of unpaid advances.  The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Subsequent to December 31, 2008, the director of the Company advanced $3,000 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to investigate projects and potential acquisition opportunities.

In addition, we anticipate spending $15,000 on professional fees and $14,000 on administrative expenses.

Excluding any mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000.   Our cash on hand at December 31, 2008 was $199.  Accordingly, we will need to raise additional funds in order to meet our expected expenses.  We do not currently have any arrangements for raising additional funding.

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

Results of Operations for the nine months ended December 31, 2008

We incurred a net loss of $23,545 for the nine months period ended December 31, 2008, as compared to a loss of $20,120 in the same period in 2007.  The increase of loss for the current period was due to the increased audit fees for the year ended March 31, 2008 and increased transfer agent and filing fees during the current period. The president charges the Company $500 per month on a month by month basis ($4,500 for the period of April 1, 2008 to December 31, 2008).  As at December 31, 2008, we had cash on hand of $199. Our liabilities for the same period totalled $154,925 and consisted of accounts payable of $32,582, advances payable of $5,300 and $117,043 due to our president.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4T.

Controls and Procedures

As required by Item 307 of Regulation S-B and SEC Release No. 33-8238, the Company carried out an evaluation of the effectiveness of the design and, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 13, 2009

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

Date: February 13, 2009

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

Date: February 13, 2009

/s/  Theodore Tsagkaris

-------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  February 13, 2009

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  February 13, 2009

/s/  Theodore Tsagkaris

------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)