Form 10-K
period 2009-03-31
TARI INC
filed 2009-06-24
CIK 1140382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 001-31669

TARI INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0348905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1029 Logan Avenue, Toronto, Ontario Canada	M4K 3E7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (416) 406-5502

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)

☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☑ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

N/A

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

3,890,000 as at June 23, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS

In General

We are a pre-exploration stage company. We acquired a mining lease on a total of two unpatented lode mineral claims property located in the State of Nevada and the lease has been voided during the prior year. We are investigating projects and potential acquisition opportunities in order to engage in the acquisition and exploration of mineral properties with a view to exploiting mineral deposits demonstrating economic feasibility.

Employees

We have no employees as of the date of this annual report other than Mr. Theodore Tsagkaris, the president and sole director.

Research and Development Expenditures

We have incurred exploration expenditures in the amount of $48,637 from inception to date.  We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A.  RISK FACTORS

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2009, we had cash in the amount of $117.  We currently do not have any operations and we have no income.  As well, as the lease terms voided with respect to the property, we do not have an interest in any asset.

Our business plan for the next twelve months calls for expenses in connection with the activities in investigating projects and potential acquisition opportunities. In addition, we anticipate incurring $18,000 in professional fees and $11,000 in administrative expenses.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the year ended March 31, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are:  at March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $259,506 since its inception, has a working capital deficiency of $160,232 and expects to incur further losses in the development of its business If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

FLUCTUATIONS IN COMMODITY PRICE WILL LIKELY CONTINUE TO ADVERSELY IMPACT THE COMPANY

The current global credit and economic environment has resulted in significantly mineral prices. Minerals are commodities, and therefore their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for minerals have been volatile. These markets will likely continue to be volatile in the future.  Such fluctuations could have a material adverse impact on our revenues, earnings, cash flows, asset values and growth in the future. As a result of difficult market and general economic conditions (which may be long lasting and continue to deepen), there is reduced direct and indirect demand for minerals and these declines, if they do not reverse are expected to a material adverse impact on our future revenues, earnings, cash flows, asset values and growth.

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

(3)  increased competition; and

(4)  conditions and trends in the mineral exploration industry;

(5)  fluctuations in commodity prices.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive office is located at 1029 Logan Avenue, Toronto, Ontario Canada M4K 3E7.

Our officers provide principal executive office space and telephone service free of charge.  The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to investigate projects and potential acquisition opportunities. However, no tentative project or acquisition opportunities have been considered yet.

In addition, we anticipate spending $18,000 on professional fees and $11,000 on administrative expenses.

Excluding any possible mineral property payments and exploration costs, total expenditures over the next 12 months are therefore expected to be $29,000.   Our cash on hand at March 31, 2009 was $117.  Accordingly, we will need to raise additional funds in order to meet our expected expenses.  We do not currently have any arrangements for raising additional funding, except for getting advances from the sole director

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Results of Operations for Year Ending March 31, 2009

We incurred a net loss of $29,051 for the year-ended March 31, 2009, as compared to a loss of $40,603 in the same period in 2008.  The decrease in net loss was primarily due to the decrease in transfer agent and filing fees.  The president charges the Company $500 per month on a month by month basis (total management fee charged: 2009 - $6,000; 2008 - $6,000). The Company incurred $50 for miscellaneous office expenses (2008 - $121). Our liabilities at the same date totalled $160,349 and consisted of accounts payable of $35,006, advances payable of $5,300, and $120,043 due to our president.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TARI INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

(Stated in US Dollars)

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Tari Inc.

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Tari Inc. (the “Company”) (A Pre-exploration Stage Company) as of March 31, 2009 and 2008 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years then ended and for the period from the inception of the development stage, May 2, 2001 to March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tari Inc. as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception of the development stage May 2, 2001 to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
June 19, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

TARI INC.

(A Pre-exploration Stage Company)

BALANCE SHEETS

March 31, 2009 and 2008

(Stated in US Dollars)

ASSETS
	2009	2008

Current
Cash	$117	$709

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$35,006	$30,147
Advances payable – Note 4	5,300	5,300
Due to related party – Note 6	120,043	96,443

	160,349	131,890

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 100,000,000 shares authorized 3,890,000 (2008: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	95,384	95,384
Deficit accumulated during the pre-exploration stage	(259,506)	(230,455)

	(160,232)	(131,181)

	$117	$709

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Subsequent Event – Note 6

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended March 31, 2009 and 2008 and

for the period from May 2, 2001 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

			(Cumulative)
			May 2, 2001
			(Date of
	Years ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Expenses
Audit and accounting fees	$18,795	$12,382	$85,674
Bank charges	210	176	1,599
Consulting fees	-	-	20,500
Interest expenses	-	-	4,774
Legal fees	-	-	31,668
Management fees – Note 5	6,000	6,000	28,500
Mineral lease costs	-	-	48,637
Office expenses	50	121	11,357
Transfer agent and filing fees	3,996	21,924	42,157

Net loss before other item	(29,051)	(40,603)	(274,866)

Other item
Debt forgiven	-	-	15,360

Net loss for the period	$(29,051)	$(40,603)	$(259,506)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	3,890,000	3,890,000

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period from May 2, 2001 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Interest contributed	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Net loss for year ended March 31, 2008	-	-	-	(40,603)	(40,603)

Balance, March 31, 2008	3,890,000	3,890	95,384	(230,455)	(131,181)
Net loss for the year ended March 31, 2009	-	-	-	(29,051)	(29,051)

Balance, March 31, 2009	3,890,000	$3,890	$95,384	$(259,506)	$(160,232)

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for years ended March 31, 2009 and 2008 and

for the period from May 2, 2001 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

			(Cumulative)
			May 2,
			2001 (Date of
	Years ended		Inception) to
	March 31		March 31,
	2009	2008	2009

Cash Flows used in Operating Activities
Net loss for the period	$(29,051)	$(40,603)	$(259,506)
Add (deduct) items not involving cash:
Interest expense	-	-	4,774
Debt forgiven	-	-	(15,360)
Change in non-cash working capital items related to operations:
Accounts payable and accrued liabilities	4,859	(584)	50,366

	(24,192)	(41,187)	(219,726)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	-	5,300
Due to related party	23,600	39,130	120,043

	23,600	39,130	219,843

Increase (decrease) in cash during the period	(592)	(2,057)	117

Cash, beginning of the period	709	2,766	-

Cash, end of the period	$117	$709	$117

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company is in the pre-exploration stage and is investigating projects and potential acquisition opportunities to acquire and explore mineral properties.

The Company was incorporated in the State of Nevada on May 2, 2001 and its fiscal year end is March 31.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $259,506 since its inception, has a working capital deficiency of $160,232 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  Diluted loss per share is the same as basic loss per share in the periods presented as the effects of potential common stock equivalents are anti-diluted.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, advances payable and due to related party approximates fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

New Accounting Standards

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be partially effective for the Company’s financial statements issued for its fiscal year beginning April 1, 2008.  This Statement did not have an impact on the Company’s financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued for its fiscal year beginning April 1, 2008.  This Statement did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  The standard requires all entities to report non-controlling (minority) interests as equity in consolidated financial statements.  SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect there to be any significant impact on its financial position, cash flows and results of operations.

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company does not expect there to be any significant impact on its financial position, cash flows and results of operations.

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for existing instruments is not permitted. The Company does not believe that the pending adoption of EITF Issue No. 07-05 will have a material effect on the Company’s financial statements

On May 28, 2009, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events (“FSAB 165”). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FSAB 165 is effective for interim and annual periods ending after June 15, 2009. FSAB 165 is not expected to have any impact on the Company’s financial position or results from operations.

Note 3

Fair Value Measurements

The Company adopted SFAS No. 157 on April 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s credit risk.

Note 3

Fair Value Measurements – (cont’d)

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company holds no Level 1 or Level 2 financial assets or liabilities.

The carrying value of cash, accounts payable and accrued liabilities, advance payable and due to related parties approximate their fair value because of the demand or short term to maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 4

Advances Payable

The advances payable to a non-related party are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5

Related Party Transactions

The Company was charged the following by a director of the Company:

			(Cumulative)
			May 2,
			2001 (Date of
	Years ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Management fees	$6,000	$6,000	$28,500

Included in accounts payable and accrued liabilities at March 31, 2009 is $28,500 (March 31, 2008:  $22,500) of unpaid management fees due to a director of the Company.

Note 6

Due to Related Party

The amount due to related party, the director of the Company, consists of unpaid advances.  The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Subsequent to March 31, 2009, the director of the Company advanced $5,000 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Note 7

Deferred Tax Assets

The Company's income tax expense for the years ended March 31, 2009 and 2008 differed from the United States statutory rates:

	2009	2008

Effective tax rate	35%	35%
Statutory rate applied to loss before income taxes	$(10,200)	$(14,211)
Change in valuation allowance	10,200	14,211
Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2009	2008

Deferred tax assets
Net operating losses carryforward	$91,000	$80,659
Less: valuation allowance	(91,000)	(80,659)

Deferred tax assets	$-	$-

At March 31, 2009, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $260,000 which are available to reduce taxable income in future taxation years.

Note 7

Deferred Tax Assets – (cont’d)

These losses expire as follows:

Year of Expiry	Amount

2022	$40,000
2023	28,000
2024	18,000
2025	24,000
2026	38,000
2027	42,000
2028	41,000
2029	29,000

$260,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7

Deferred Tax Assets – (cont’d)

Uncertain Tax Positions

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2003.

Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of March 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and treasurer (who is acting as our principal executive officer, principal financial officer, and principle accounting officer), to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of March 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and treasurer (who is acting as our principal executive officer, principal financial officer, and principle accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our president and treasurer (who is acting as our principal executive officer, principal financial officer, and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of March 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was effective as of March 31, 2009.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position with Registrant	Served as a Director or Officer since
Theodore Tsagkaris	60	President, Secretary, Treasurer, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	September 26, 2002

The following is a biographical summary of Mr. Theodore Tsagkaris:

Mr. Tsagkaris has acted as our president, chief executive officer, principal accounting officer and as a director since September 26, 2002.  Mr. Tsagkaris graduated in 1974 from the Winnipeg Red River College with a degree in the Hospitality Industry. In 1984, he graduated from the University of Toronto with a degree in Economics and Political Science. For the last ten years, Mr. Tsagkaris has been self-employed marketing consultant.

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended March 31, 2009.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Theodore Tsagkaris	President/Secretary/ Treasurer	2006 2007 2008	$0 $0 $0	0 0 0	$6,000 $6,000 $6,000	0 0 0	0 0 0	0 0 0	0 0 0
		2009	$0	0	$6,000	0	0	0	0

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Theodore Tsagkaris	2,500,000	64.3%

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended March 31, 2009, we accrued $6,000 to our president, Theodore Tsagkaris for management services.

Except for Theodore Tsagkaris, no other shareholder or related party holds more than 10% of the voting rights attached to all of our outstanding shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountants, BDO Dunwoody LLP, billed the following fees for the services indicated:

		March 31, 2009		March 31, 2008
Audit fees		$18,795		$12,382
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.

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

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Tari, Inc.

/s/ Theodore Tsagkaris

---------------------------

Theodore Tsagkaris

President, Secretary, Treasurer, Chief Executive Officer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: June 23, 2009

Exhibit 31.1

CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.

I have reviewed this annual report on Form 10-K of Tari Inc.;

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

Date: June 23, 2009

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Theodore Tsagkaris, President and Chief Executive Officer of Tari Inc., certify that:

1.

I have reviewed this annual report on Form 10-K of Tari Inc.;

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

Date: June 23, 2009

    /s/ Theodore Tsagkaris

    --------------------------------

    Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tari Inc. (the “Company”) on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 23, 2009

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tari Inc. (the “Company”) on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 23, 2009

/s/  Theodore Tsagkaris

------------------------------

Theodore Tsagkaris

Secretary, Treasurer & C.F.O.

(Principal Financial Officer and

Principal Accounting Officer)