Form 10-Q
period 2009-06-30
TARI INC
filed 2009-08-14
CIK 1140382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

      For the quarterly period ended                June 30, 2009

                                                          -----------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      For the transition period                       to

                                         ------------------   --------------------

      Commission File Number      001-31669

                                              -----------------

TARI INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Nevada                                    98-0348905

---------------------------------           -----------------------------

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 14, 2009 there were 3,890,000 shares of $0.001 par value common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TARI INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

TARI INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

June 30, 2009 and March 31, 2009

(Stated in US Dollars)

(Unaudited)

	June 30,	March 31,
ASSETS	2009	2009

Current
Cash	$1,027	$117

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$46,512	$35,006
Advances payable – Note 3	5,300	5,300
Due to related party – Note 5	125,043	120,043

	176,855	160,349

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (March 31, 2009: 3,890,000) shares issued	3,890	3,890
Additional paid-in capital	95,384	95,384
Deficit accumulated during the pre-exploration stage	(275,102)	(259,506)

	(175,828)	(160,232)

	$1,027	$117

Nature of Operations and Ability to Continue as a Going Concern – Note 2

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended June 30, 2009 and 2008 and

for the period from May 2, 2001 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

(Unaudited)

			(Cumulative) May 2, 2001 (Date of Inception) to June 30,

	Three months ended June 30,
	2009	2008	2009

Expenses
Audit and accounting fees	$11,506	$9,850	$97,180
Bank charges	73	94	1,672
Consulting fees	-	-	20,500
Interest expense	-	-	4,774
Legal fees	-	-	31,668
Management fees – Note 4	1,500	1,500	30,000
Mineral lease costs	-	-	48,637
Office expenses	-	50	11,357
Transfer agent and filing fees	2,517	943	44,674

Net loss before other item	(15,596)	(12,437)	(290,462)

Other item
Debt forgiven	-	-	15,360

Net loss for the period	$(15,596)	$(12,437)	$(275,102)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,890,000	3,890,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period from May 2, 2001 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.01	2,500,000	$2,500	$22,500	$-	$25,000
Net loss for the period ended March 31, 2002	-	-	-	(39,696)	(39,696)

Balance, March 31, 2002	2,500,000	2,500	22,500	(39,696)	(14,696)
Capital stock subscribed pursuant to an offering memorandum for cash – at $0.05	1,390,000	1,390	68,110	-	69,500
Net loss for the year ended March 31, 2003	-	-	-	(27,653)	(27,653)

Balance, March 31, 2003	3,890,000	3,890	90,610	(67,349)	27,151
Net loss for the year ended March 31, 2004	-	-	-	(17,858)	(17,858)

Balance, March 31, 2004	3,890,000	3,890	90,610	(85,207)	9,293
Net loss for the year ended March 31, 2005	-	-	-	(24,235)	(24,235)

Balance, March 31, 2005	3,890,000	3,890	90,610	(109,442)	(14,942)
Net loss for the year ended March 31, 2006	-	-	-	(38,388)	(38,388)

Balance, March 31, 2006	3,890,000	3,890	90,610	(147,830)	(53,330)
Interest contributed	-	-	4,774	-	4,774
Net loss for the year ended March 31, 2007	-	-	-	(42,022)	(42,022)

Balance, March 31, 2007	3,890,000	3,890	95,384	(189,852)	(90,578)
Net loss for year ended March 31, 2008	-	-	-	(40,603)	(40,603)

Balance, March 31, 2008	3,890,000	3,890	95,384	(230,455)	(131,181)
Net loss for the year ended March 31, 2009	-	-	-	(29,051)	(29,051)

Balance, March 31, 2009	3,890,000	3,890	95,384	(259,506)	(160,232)
Net loss for the period ended June 30, 2009	-	-	-	(15,596)	(15,596)

Balance, June 30, 2009	3,890,000	$3,890	$95,384	$(275,102)	$(175,828)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

TARI INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for three months ended June 30, 2009 and 2008 and

for the period from May 2, 2001 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

(Unaudited)

			(Cumulative)
			May 2,
			2001 (Date of
	Three months ended		Inception) to
	June 30		June 30,
	2009	2008	2009

Cash Flows used in Operating Activities
Net loss for the period	$(15,596)	$(12,437)	$(275,102)
Add (deduct) items not involving cash:
Interest expense	-	-	4,774
Debt forgiven	-	-	(15,360)
Change in non-cash working capital items related to operations:
Accounts payable and accrued liabilities	11,506	6,671	61,872

	(4,090)	(5,766)	(223,816)

Cash Flows provided by Financing Activities
Proceeds from shares issued	-	-	94,500
Increase in advance payable	-	-	5,300
Due to related party	5,000	6,900	125,043

	5,000	6,900	224,843

Increase in cash during the period	910	1,134	1,027

Cash, beginning of the period	117	709	-

Cash, end of the period	$1,027	$1,843	$1,027

SEE ACCOMPANYING NOTES

TARI INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Stated in US Dollars)

(Unaudited)

Note 1

Nature of Operations

The Company is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and has not yet realized any revenues from its planned operations. The Company is in the pre-exploration stage and is investigating projects and potential acquisition opportunities to acquire and explore mineral properties.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had an accumulated deficit of $275,102 (March 31, 2009 - $259,506) since its inception, has a working capital deficit of $175,828 (March 31, 2009 - $160,232) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but is considering obtaining additional funds by debt financing to the extent there is a shortfall from operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated in the State of Nevada, United States of America on May 2, 2001.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2009. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning April 1, 2009 and will be applied retrospectively to all periods presented. The Company does not expect there to be any significant impact on its financial position, cash flows and results of operations.

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

Note 4

Related Party Transactions

The Company was charged the following by a director of the Company:

			(Cumulative)
			May 2,
			2001 (Date of
	Three months ended June 30,		Inception) to
			June 30,
	2009	2008	2009

Management fees	$1,500	$1,500	$30,000

Included in accounts payable and accrued liabilities at June 30, 2009 is $30,000 (March 31, 2009:  $28,500) of unpaid management fees due to a director of the Company.

Note 5

Due to Related Party

The amount due to related party, the director of the Company, consists of unpaid advances.  The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Subsequent to June 30, 2009, the director of the Company advanced $13,150 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to investigate projects and potential acquisition opportunities. We are continuing to review potential acquisitions in the resource sector, as well as opportunities outside of the resource sector.  Currently, we are in the process of completing a due diligence investigation of various acquisition opportunities.  However, there is no guarantee that we will be able to reach any agreement in this regard.

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

Results of Operations for the three months ended June 30, 2009

We incurred a net loss of $15,596 for the three months period ended June 30, 2009, as compared to a loss of $12,437 in the same period in 2008.  The increase of loss for the current period was due to the increased audit fees for the year ended March 31, 2009 and increased transfer agent and filing fees during the current period. The president charges the Company $500 per month on a month by month basis ($1,500 for the period of April 1, 2009 to June 30, 2009).  As at June 30, 2009, we had cash on hand of $1,027. Our liabilities for the same period totalled $176,855 and consisted of accounts payable of $46,512, advances payable of $5,300 and $125,043 due to our president.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4T.

Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of June 30, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2009

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

Date: August 14, 2009

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tari Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2009

/s/ Theodore Tsagkaris

--------------------------------

Theodore Tsagkaris

President, C.E.O. and Director

(Principal Executive Officer)

(Principal Financial Officer)