Form 10-Q
period 2009-09-30
SUNRIDGE INTERNATIONAL, INC.
filed 2009-11-19
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  001-31669

SUNRIDGE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0348905
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

16857 E. Saguaro Blvd.
Fountain Hills, Arizona 85268
(Address of principal executive offices)

(480) 837-6165
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

As of November 16, 2009, 40,000,000 shares of the issuer’s common stock were outstanding.

SUNRIDGE INTERNATIONAL, INC.

Table of Contents

SUNRIDGE INTERNATIONAL, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of SunRidge International, Inc. (the “Company” or “SunRidge”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain  known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Quarterly Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Quarterly Report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2009 (Unaudited) and June 30, 2009

	9/30/2009	6/30/2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,024	$–
Inventory	1,416	3,556

Total Current Assets	2,440	3,556

Property and equipment, net	3,469	3,669

OTHER ASSETS
Deposits	4,520	4,520

TOTAL ASSETS	$10,429	$11,745

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$415,769	$289,726
Notes payable	195,300	195,300
Accounts payable	202,483	101,452
Cash overdraft	2,587	2,463
Advance payable	5,300	–
Accrued interest	73,317	61,553

TOTAL LIABILITIES	894,756	650,494

COMMITMENTS	–	–

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 par value, 50,000,000 shares
authorized and zero shares outstanding at September 30, 2009
and June 30, 2009, respectively	–	–
Common Stock - $0.001 par value; 500,000,000 shares
authorized; 40,000,000 and 40,000,000 shares outstanding
at September 30, 2009 and June 30, 2009, respectively	40,000	40,000
Additional paid-in capital	12,386,970	12,386,970
Accumulated deficit	(13,311,297)	(13,065,719)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(884,327)	(638,749)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$10,429	$11,745

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2009 and 2008

	Three months ended,
	9/30/2009	9/30/2008

PRODUCT REVENUES	$7,000	$49,632

Cost of Product Revenues	2,270	11,900

GROSS PROFIT	4,730	37,732

GENERAL & ADMINISTRATIVE EXPENSES
Employees and consultants expenses	1,000	17,000
Reorganization costs	176,523	–
Selling and marketing expenses	–	7,000
Legal and professional fees	35,689	1,000
Rent expense	19,360	13,560
Telephone and utilities	1,246	3,664
Office expenses	246	12,056
Freight	114	798
Insurance	115	6,635
Other general and administrative expenses	949	566

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	235,142	62,279

LOSS FROM OPERATIONS	(230,412)	(24,547)

OTHER INCOME (EXPENSES)
Other Income	–	1,010
Interest expense	(15,166)	(13,436)

TOTAL OTHER INCOME (EXPENSES)	(15,166)	(12,426)

NET LOSS	$(245,578)	$(36,973)

Basic Loss per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	40,000,000	40,000,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2009

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT JULY 1, 2008	19,450,000	$19,450	$12,407,520	$(12,828,816)	$(401,846)

Effect of recapitalization (See Note 1):
Stock Retired	(12,500,000)	(12,500)	12,500	–	–
Issuance of Common Stock	33,050,000	33,050	(33,050)	–	–

BALANCE AT JULY 1, 2008 RECAPITALIZED	40,000,000	40,000	12,386,970	(12,828,816)	(401,846)

Net loss	–	–	–	(236,903)	(236,903)

BALANCE AT JUNE 30, 2009	40,000,000	40,000	12,386,970	(13,065,719)	(638,749)

Net Loss	–	–	–	(245,578)	(245,578)

BALANCE AT SEPTEMBER 30, 2009	40,000,000	$40,000	$12,386,970	$(13,311,297)	$(884,327)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2009 and 2008

	Three months ended,
	9/30/2009	9/30/2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

OPERATING ACTIVITIES:
Net loss	$(245,578)	$(36,973)
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation	200	200
Reorganization costs	176,523	–

Changes in Assets and Liabilities:
Accounts receivable	–	(30,588)
Inventory	2,140	3,350
Accounts payable	53,824	(1,383)
Accrued interest	11,764	8,187

NET CASH USED IN OPERATING ACTIVITIES	(1,127)	(57,207)

INVESTING ACTIVITIES:
Proceeds from reverse merger	1,027	–

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,027	–

FINANCING ACTIVITIES:
Overdraft borrowings	124	–
Overdraft repayments	–	(410)
Proceeds from borrowings	2,000	68,100
Payments to borrowers	(1,000)	(10,200)

NET CASH PROVIDED BY FINANCING ACTIVITES	1,124	57,490

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,024	283

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2009 and 2008	$1,024	$283

Supplemental disclosure of cash flow information:
Cash paid during the three months for:
Interest	$3,400	$5,250
Income taxes	$–	$–

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ophthalmic International, Inc. (“OI”) was incorporated in March 1997 in the state of Nevada. OI had been a wholly-owned subsidiary of Coronado Industries, Inc. until January 26, 2007, when OI and its subsidiaries were purchased from Coronado Industries, Inc. for cash and other consideration.

Tari, Inc. (“Tari”) was incorporated on May 2, 2001 under the laws of the State of Nevada and located in Toronto, Ontario, Canada. The accounting and reporting policies of Tari conform to accounting principles generally accepted in the United States of America. Tari’s fiscal year end is March 31.

In September 2009, Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement, Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to the shareholders of OI in exchange for all the issued and outstanding common stock shares of OI.

The exchange of shares has been accounted for as a reverse acquisition in the form of a recapitalization with OI as the “accounting acquirer.” Prior to the acquisition, Tari changed its name to SunRidge International, Inc. (hereinafter referred to as “SunRidge” or the “Company”).  Following the acquisition, OI became the wholly-owned subsidiary of SunRidge.  SunRidge has adopted a fiscal year end of June 30. Operations after the acquisition will be based in Fountain Hills, Arizona, where the Company intends to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  As a recapitalization the accompanying financial statements represent the activity of OI.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ophthalmic International, Inc. has not made an operating profit since 1996. Further, the Company has a working capital deficit of $(892,316) and a negative net worth of $(884,327) as of September 30, 2009.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended September 30, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Current Report on Form 8-K filed October 2, 2009.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) of the Company and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (“FIFO”) basis, or market.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The allowance method recognized bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2009, the Company has not established an allowance for uncollectible accounts receivable.  The Company does not record interest income on delinquent accounts receivable balances until it is received.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred.  Betterments or renewals are capitalized when incurred. Depreciation is provided using accelerated methods over the following useful lives:

Office furniture & Equipment	5 – 7 Years
Machinery	5 – 7 Years
Leasehold Improvements	5 – 39 Years

LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED INCOME TAXES

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period.  The effect of the recapitalization is included in all periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments.  The fair value of long-term notes payable is based on current rates at which we could borrow funds with similar remaining maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2009, that are of significance, or potential significance, to us.

In May 2008, the FASB issued guidance which clarifies the accounting for convertible debt instruments and specifies that issuers should separately account for the liability and the equity components of convertible debt instruments that may be settled in cash upon conversion. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008. The Company has evaluated the impact of this statement and has determined that this clarification will not have a material impact on the Company's financial position and results of operations.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2008, the EITF reached a consensus that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in FASB ASC 815-10-15. This consensus is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has evaluated the impact of this statement on our financial statements, and has determined that the consensus did not have a material impact on its financial position and results of operations.

In October 2008, the EITF issued guidance which addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The EITF could not reach agreement on the transition of this guidance. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments which are effective for interim and annual reporting periods ending after June 15, 2009. The guidance amends the other- than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments and changes the existing impairment model and modifies the presentation and frequency of related disclosures. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification" or "ASC") became the source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing US GAAP, it did not have any impact on the Company's consolidated financial statements.

In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collection is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. The standard products do not have customer acceptance criteria. The Company has standard rights of return that are accounted for as a warranty provision. The Company does not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement,  revenue will be recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, revenue will be recognized upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions may have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, the Company will recognize the revenue on each deliverable as it is delivered, if separable, or on the completion of all deliverables, if not separable.

NOTE 3 – EQUITY

In September 2009, Tari completed a five-for-one forward stock split which brought the shares outstanding of Tari from 3,890,000 to 19,450,000.  The five-for-one forward split has been accounted for retroactively for all periods presented.

The President of Tari contributed 12,500,000 shares of common stock to the Company as part of the exchange of shares with OI.

In September 2009, Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement, Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock shares or OI.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2009, which is the date the financial statements were issued.

SUNRIDGE INTERNATIONAL, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of September 30, 2009 and June 30, 2009, and results of operations of the Company as of and for the periods ended September 30, 2009 and September 30, 2008.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 2, 2009.

On September 5, 2009, we entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with Ophthalmic International, Inc. (“OI”), a Nevada corporation.  The closing date of the transaction was September 29, 2009 (the “Closing Date”) and resulted in the acquisition of OI (the “Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of OI from the five OI shareholders, and the OI shareholders transferred and contributed all of their share interests in OI to us.  In exchange, we issued to the OI shareholders 33,050,000 shares, or approximately 82.6% of our common stock.  On the Closing Date, OI became our wholly owned subsidiary.

Appointment of New Officers and Directors

In connection with the Share Exchange Agreement, we appointed G. Richard Smith, President, CEO and a director of the Company, Gary R. Smith as CFO, Treasurer and Secretary, John Sharkey as a director and Victor Webb as a director.  Furthermore, concurrent with the Closing Date of the Share Exchange Agreement, Mr. Theodore Tsagkaris, the sole officer and Director of SunRidge, resigned from his officer positions, but remained as a Director.

Amendment to Articles of Incorporation

On July 1, 2009, our Board of Directors approved an amendment to our Articles of Incorporation to change our name from TARI, Inc. to SunRidge International, Inc.  This resolution was approved by our majority shareholder on July 10, 2009.  This amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada on July 23, 2009.  This name change was approved by the Financial Industry Regulatory Authority (“FINRA”) on September 23, 2009.

On July 1, 2009, our Board of Directors approved an amendment to our Articles of Incorporation to increase our authorized common stock from 100,000,000 to 500,000,000 shares, to increase our authorized preferred stock from 10,000,000 to 50,000,000 shares, and to increase our outstanding common stock shares from 3,890,000 to 19,450,000 shares.  This amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada on August 4, 2009.  This 5-to-1 forward split was approved by FINRA on September 23, 2009.

SUNRIDGE INTERNATIONAL, INC.

Change in Shell Company Status

As a result of the Share Exchange described above, we ceased being a shell company as of September 29, 2009.

Certain Relationships and Related Transactions

From July 1, 2008 through June 30, 2009, G. Richard Smith, our President, and his family loaned OI an additional $49,341.  $11,000 of these loans bear an annual interest rate of 18% and the remainder bear an annual interest rate of 12%.  All of these loans are due on demand or prior to December 21, 2009.  G. Richard Smith received loan repayments of $42,675 during the year.  During fiscal year 2009, the Company paid $2,815 on an automobile loan for a member of G. Richard Smith’s family.  At June 30, 2009, G. Richard Smith was owed $186,726 by OI and Gary R. Smith, our Secretary/Treasurer, was owed $12,500 by OI.

From July 1, 2009 to September 30, 2009, G. Richard Smith loaned OI an additional $2,000.  This loan bears an interest rate of 12% per annum and is due on demand.  During the quarter ended September 30, 2009, Gary R. Smith was repaid $1,000 on his loans.  At September 30, 2009, G. Richard Smith was owed $188,726 by OI and Gary R. Smith was owed $11,500.

As of June 30, 2009, Theodore Tsagkaris, our prior President, Secretary, and Treasurer and current Director, was owed $138,193 for advances to the Company and $30,000 for accrued management fees.  These debts are unsecured and are non-interest bearing.  The Share Exchange Agreement provides that these sums, and $21,812 of accounts payable owed to third parties, will be paid in three equal payments within four months of the closing of the Share Exchange Agreement.  The Share Exchange Agreement also provides that upon the payment in full of these Company debts, Mr. Tsagkaris will resign as a Director of the Company.  During the quarter ended September 30, 2009, no additional debt was accrued to Mr. Tsagkaris.

On April 18, 2008, Marston & Webb, Inc. loaned OI $20,000.  This loan bears an interest rate of 12% per annum and is due on demand.  On September 29, 2009, Victor Webb, a principal of Marston & Webb, Inc., became a director of the Company.  At September 30, 2009, Marston & Webb, Inc. was owed $20,000 of principal and accrued interest thereon by OI.

SUNRIDGE INTERNATIONAL, INC.

Ophthalmic International, Inc.

OI was founded in 1997 and until January 2007, was a subsidiary of Coronado Industries, Inc., a publicly traded company.  In January 2007, OI was acquired by G. Richard Smith, OI’s President and majority shareholder and former Chairman, Director and principal shareholder of Coronado Industries, Inc.  Since January 2007, OI has operated as a private company.  At one time OI attempted a merger with a public company, but the terms were unsatisfactory so the deal was not consummated and OI remained private.

Since 1997, Ophthalmic International, Inc. has manufactured and marketed a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma.

In the United States, glaucoma is the second leading cause of blindness affecting approximately 3,000,000 persons. Of those, about 60,000 are legally blind. If detected and treated early, glaucoma need not cause blindness or even severe vision loss. While there is no cure for glaucoma, we believe that our patented device and process provide an effective treatment for afflicted persons and that a significant global market for our patented process, equipment and rings currently exists. OI has not yet received FDA approval for sale of its products in the United States and at this time it appears OI’s sales in Europe and Canada will be negatively impacted until such FDA approval is obtained.

Glaucoma may have many forms which cause or present a feature of progressive damage to the optic nerve due to increased pressure within the eyeball. As the optic nerve deteriorates, blind spots and patterns develop. If left untreated, the result may be total blindness. The space between the lens and the cornea in the eye is filled with a fluid called the aqueous humor. This fluid circulates from behind the colored portion of the eye (the iris) through the opening at the center of the eye (pupil) and into the space between the iris and cornea. The aqueous humor is produced constantly, so it must be drained constantly. The drain is at the point where the iris and cornea meet, known as the drainage angle, which directs fluid into a channel (Schlemm’s canal) that then leads it to a system of small veins outside the eye. When the drainage angle does not function properly, the fluid cannot drain and pressure builds up within the eye. Pressure also is exerted on another fluid in the eye, the vitreous humor behind the lens, which in turn presses on the retina. This pressure affects the fibers of the optic nerve, slowly damaging them. The result over time is a loss of vision.

Results of Operations

The Company's revenues in the quarter ended September 30, 2009 decreased by 85.9% ($42,632) compared to the quarter ended September 30, 2008, as the result of less volume.  Our gross margin as a percentage of revenues remained about the same in the 2009 quarter in comparison to the 2008 quarter.

SUNRIDGE INTERNATIONAL, INC.

Our general and administrative expenses increased dramatically in the 2009 quarter in comparison to the 2008 quarter as a result of the $176,523 charge for Reorganization Costs from the reverse acquisition of SunRidge by Ophthalmic.  Employees and Consultants Expenses decreased by 94.1% ($16,000) in the 2009 quarter as a result of hiring less consultants and having no receptionist in 2009.  Legal and Professional Fees increased dramatically during the 2009 quarter as a result of the reverse acquisition of SunRidge by Ophthalmic completed in September 2009.  Selling and Marketing Expenses decreased in the 2009 quarter from the 2008 quarter as a result of ceased product promotion activities in 2009. Our Rent Expense increased during the 2009 quarter as a result of interest and penalty charges by our landlord for non-payment earlier in the year.  Our Employees and Consultants Expenses will likely increase in the remainder of 2009 and 2010 as we commence paying salaries to our officers and hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur substantial research and development expenses in 2010 as we commence clinical studies in Canada.  There is no assurance that we will ever be profitable.

Liquidity and Capital Resources

We suffered a severe liquidity shortage in fiscal years 2008 and 2009. From January 2008 to September 30, 2009, we have borrowed a total of $487,026, including $271,726 from our President and his family.  These loans bear interest at annual rates from 12% to 18% and all of these loans are due on demand or prior to December 21, 2009. Our interest expense during the quarter ended September 30, 2009 increased by 11.4% ($1,730) from the quarter ended September 30, 2008.  Without substantial funding in the very near future, our liquidity shortage will become critical.  We are hopeful we will be able to obtain substantial funding in the near term and the long term, but we presently have no agreements or arrangement to obtain any such funds.

The consolidated financial statements contained in this Form 10-Q have been prepared assuming we will continue to operate and do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our independent registered public accountants issued a going concern qualification to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2009 and that qualification would have been extended through the quarter ended September 30, 2009.

Over the next three years, we must obtain at least $6,500,000 of funding to finance our two planned patient clinical studies in Canada and the U.S. and our planned administrative staff. If such funding is not obtained, it is unlikely we will receive FDA approval for the sale of our product in the U.S. Without FDA approval our revenues will be totally dependent on foreign sales.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

SUNRIDGE INTERNATIONAL, INC.

Item 4T.	Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934 (the “Exchange Act”), conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) or 240.15d-15(e)) have functioned effectively.   For purposes of this Item, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Exchange Act, that occurred during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the effectiveness of the company’s internal controls over financial reporting. While we were not subject to these requirements for the fiscal year ended June 30, 2009, we will be subject to these requirements beginning fiscal year 2010.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

SUNRIDGE INTERNATIONAL, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

At the closing of the Share Exchange Agreement on September 29, 2009 we issued 33,050,000 shares of our common stock to the four shareholders of OI in exchange for all of the outstanding captial stock of OI.  This transaction was conducted pursuant to Rule 506 of Regulation D, without public solicitation and underwriting commissions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

SUNRIDGE INTERNATIONAL, INC.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated September 5, 2009, by and among SunRidge International Inc. and Ophthalmic International, Inc. (1)
3.1	Articles of Exchange filed with the Nevada Secretary of State on July 23, 2009 (2)
3.2	Certificate of Change filed with the Nevada Secretary of State on August 4, 2009 (3)
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on October 2, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on October 2, 2009.
(3)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on October 2, 2009.

SUNRIDGE INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.

Dated: November 19, 2009	By:	/s/ G. Richard Smith
G. Richard Smith President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2009	By:	/s/ Gary R. Smith
Gary R. Smith Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)