Form 10-Q
period 2009-12-31
SUNRIDGE INTERNATIONAL, INC.
filed 2010-02-22
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 16, 2010, 40,000,000 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 (Unaudited) and June 30, 2009

	12/31/2009	6/30/2009
ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$298	$–
Inventory	1,416	3,556

TOTAL CURRENT ASSETS	1,714	3,556

Property and Equipment-Net	3,270	3,669
Deposits	–	4,520

TOTAL ASSETS	$4,984	$11,745

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$435,246	$289,726
Notes payable	223,500	195,300
Cash overdraft	–	2,463
Advance payable	5,300	–
Accounts payable	447,605	101,452
Accrued interest	86,727	61,553

TOTAL LIABILITIES	1,198,378	650,494

Commitments	–	–

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value; 50,000,000 shares authorized, none issued or outstanding	–	–
Common Stock - $0.001 par value; 500,000,000 shares authorized, 40,000,000 and 40,000,000 shares issued and outstanding, respectively	40,000	40,000
Additional Paid-In Capital	12,386,970	12,386,970
Accumulated Deficit	(13,620,364)	(13,065,719)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,193,394)	(638,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,984	$11,745

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months Ended December 31, 2009 and 2008

	Six Months Ended		Three Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008

PRODUCT REVENUES	$7,000	$78,470	$–	$28,839

Cost of Product Revenues	2,270	25,133	–	13,233

GROSS PROFIT	4,730	53,337	–	15,606

GENERAL & ADMINISTRATIVE EXPENSES
Employees and consultants expenses	185,600	23,500	185,000	6,500
Depreciation	399	399	200	200
Reorganization costs	189,673	–	13,150	–
Selling and marketing expenses	–	17,045	–	10,045
Legal and professional fees	108,673	8,002	72,584	7,002
Rent expense	32,920	27,120	13,560	13,560
Telephone and utilities	1,839	4,976	593	1,312
Office expenses	1,730	22,666	1,484	10,610
Freight	107	798	93	–
Insurance	5,345	14,416	5,230	7,781
Other general & administrative expenses	2,114	1,037	1,366	671

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	528,400	119,959	293,260	57,681

LOSS FROM OPERATIONS	(523,670)	(66,622)	(293,260)	(42,075)

OTHER INCOME (EXPENSE)
Other income	–	1,754	–	745
Interest expense	(30,975)	(27,931)	(15,810)	(14,495)

	(30,975)	(26,177)	(15,810)	(13,750)

NET LOSS	$(554,645)	$(92,799)	$(309,070)	$(55,825)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
				–
Weighted average shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended December 31, 2009

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT JULY 1, 2008	19,450,000	$19,450	$12,407,520	$(12,828,816)	(401,846)

Effect of recapitalization (See Note 1):

Stock Retired	(12,500,000)	(12,500)	12,500	–	–
Issuance of Common Stock	33,050,000	33,050	(33,050)	–	–

BALANCE AT JULY 1, 2008
RECAPITALIZED	40,000,000	40,000	12,386,970	(12,828,816)	(401,846)

Net loss	–	–	–	(236,903)	(236,903)

BALANCE AT JUNE 30, 2009	40,000,000	40,000	12,386,970	(13,065,719)	(638,749)

Net loss	–	–	–	(554,645)	(554,645)

BALANCE AT DECEMBER 31, 2009	40,000,000	$40,000	$12,386,970	$(13,620,364)	$(1,193,394)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2009 and 2008

	Six Months Ended
	12/31/2009	12/31/2008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	(554,645)	(92,799)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	399	399
Reorganization costs	189,673	–
Changes in Assets and Liabilities:
Deposits	4,520	–
Inventory	2,140	11,027
Accounts receivable	–	(18,347)
Accounts payable and advances	299,975	11,022
Accrued interest	25,174	18,027
NET CASH USED IN OPERATING ACTIVITIES	(32,764)	(70,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on Notes Payable, Related Party	(3,700)	(24,400)
Proceeds from borrowings, Related Party	11,025	60,000
Proceeds from borrowings	28,200	35,550
Overdraft repayment	(2,463)	(410)

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,062	70,740

Net change in cash and cash equivalents	298	69

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	298	69

Supplemental disclosure of cash flow information:
Cash paid during the six months for interest	5,801	9,904
Cash paid for income taxes	–	–

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

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ophthalmic International, Inc. has not made an operating profit since 1996. Further, the Company has a working capital deficit of $(1,196,664) and a negative net worth of $(1,193,394) as of December 31, 2009.  As a result, the independent registered public accounting firm issued a going concern opinion on the financial statements of SunRidge for the fiscal year ended June 30, 2009.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2009 and the results of its operations, changes in stockholders’ deficit, and cash flows for the six months ended December 31, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the six months ended, December 31, 2009, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s current report on Form 8-K filed October 2, 2009.

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

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2009 the Company has no allowance for uncollectible accounts receivable, as the receivable balance is zero. The Company does not record interest income on delinquent receivable balances until it is received.

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

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period.  The effect of the recapitalization is included in all periods presented.  There are no dilutive securities outstanding as of December 31, 2009 or 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2009, that are of significance, or potential significance, to us.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

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

NOTE 3 – EQUITY

In September 2009 Tari, Inc. completed a five for one forward stock split which brought the shares outstanding of Tari, Inc. from 3,890,000 to 19,450,000. The five-for-one forward split has been accounted for retroactively for all periods presented.

The President of Tari, Inc. contributed 12,500,000 shares of common stock to the Company as part of the exchange of share with Ophthalmic International, Inc.

In September, 2009 Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock shares or OI.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 22, 2010.

Between January 1, 2010 and February 5, 2010, we received loans in the total amount of $238,355 from two non-affiliated sources and our President. $190,005 of this amount was used to pay off the debt owed to third parties and Theodore Tsagkris, our prior President, Secretary, Treasurer and Director at December 31, 2009, as required by the agreement between Ophthalmic International, Inc. and the Company. After the payments of these debts, Mr. Tsagkris resigned as a Director of the Company, effective February 11, 2010.

SUNRIDGE INTERNATIONAL, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of December 31, 2009 and June 30, 2009, and results of operations of the Company as of and for the periods ended December 31, 2009 and 2008.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 2, 2009.

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

SUNRIDGE INTERNATIONAL, INC.

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

Results of Operations

Three Months Ended December 31, 2009

The Company’s revenues in the quarter ended December 31, 2009 decreased by $28,839 and we had no sales during the quarter.  This sales decrease resulted from the lack of working capital for marketing efforts and an economically depressed European market for our product.

In October 2009, we entered into an agreement with a consultant experienced in marketing medical equipment in Europe to continue his efforts to cause the national health care systems in France and Italy to provide payments to doctors in those countries who treat glaucoma patients with our PNT product.  Such a decision by the French and/or Italian national health care systems would provide a great stimulus to our marketing efforts in Europe.  We agreed to pay this consultant $180,000 plus expenses by February 1, 2010 in consideration for his past and future efforts on behalf of the Company.  As of February 16, 2010, we had not paid any monies to this consultant, although the contract has been expensed as of December 31, 2009.  We are hopeful that a positive decision by the French or Italian national health care systems will be forthcoming in the near future.

Our total general and administrative expenses increased dramatically in the 2009 quarter in comparison to the 2008 quarter as a result of the European consultant expense described above.  Legal and Professional Expenses increased dramatically during the 2009 quarter as a result of the reverse acquisition of SunRidge by Ophthalmic completed in September 2009.  Selling and Marketing Expenses decreased in the 2009 quarter from the 2008 quarter as a result of ceased product promotion activities in 2009. Insurance expenses decreased in the 2009 quarter from the 2008 quarter because we changed our products liability insurance carrier in 2009. Our Employees and Consultants Expenses may increase in 2010 as we commence paying salaries to our officers and hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur additional research and development expenses in 2010 as we apply to the FDA for our U.S. clinical study protocols.  There is no assurance that we will ever be profitable.

SUNRIDGE INTERNATIONAL, INC.

Liquidity and Capital Resources

We suffered a severe liquidity shortage in fiscal years 2008 and 2009. Through December 31, 2009, we have borrowed a total of approximately $659,000, including $277,051 from our President and his family.  These loans bear interest at annual rates from 12% to 18% and all of these loans are due on demand or prior to June 30, 2010. Our interest expense during the quarter ended December 31, 2009 increased by 10.9% ($3,044) from the prior year as a result of receiving new loans during the quarter.  Without substantial funding in the very near future, our liquidity shortage will become critical.  We are hopeful we will be able to obtain substantial funding in the near term and the long term, but we presently have no agreements or arrangement to obtain any such funds.  (See "Subsequent Events" and "Part II Item 1. Legal Proceedings" below.)

The consolidated financial statements contained in this Form 10-Q have been prepared assuming we will continue to operate and do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our independent registered public accountants issued a going concern qualification to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2009 and that qualification would have been extended through the quarter ended December 31, 2009.

Our French distributor has completed a clinical study of French PNT patients which we believe will be an acceptable substitute for the Canadian clinical study we had previously planned.  In the future, we are hopeful we can negotiate for a potential U.S. distributor of the PNT product to finance the U.S. clinical study required for FDA approval.  If we are required to fund our U.S. clinical study, the cost could approach $5 Million.  Without FDA approval our revenues will be totally dependent on foreign sales.

From October 1, 2009 to December 31, 2009, G. Richard Smith, loaned the Company an additional $9,025.  This loan bears an interest rate of 12% per annum and is due on demand.  At December 31, 2009, G. Richard Smith was owed $195,051 by the Company and Gary R. Smith was owed $11,500.

As of June 30, 2009, Theodore Tsagkaris, our prior President, Secretary, and Treasurer and a Director at December 31, 2009, was owed $138,193 for advances to the Company and $30,000 for accrued management fees.  These debts are unsecured and are non-interest bearing.  The Share Exchange Agreement provides that these sums, and $21,812 of accounts payable owed to third parties, will be paid in three equal payments within four months of the closing of the Share Exchange Agreement.  The Share Exchange Agreement also provides that upon the payment in full of these Company debts, Mr. Tsagkaris will resign as a Director of the Company.  During the quarter ended December 31, 2009, no additional debt was accrued to Mr. Tsagkaris.

On April 18, 2008, Marston & Webb, Inc. loaned Ophthalmic International $20,000.  This loan bears an interest rate of 12% per annum and is due on demand.  On September 29, 2009, Victor Webb, a principal on Marston & Webb, Inc., became a Director of the Company.  At December 31, 2009, Marston & Webb, Inc. was owed $20,000 of principal and accrued interest thereon.

SUNRIDGE INTERNATIONAL, INC.

Six Months Ended December 31, 2009

The Company’s revenues in the six-month period ended December 31, 2009 were $7,000, a decrease of $71,470 from the prior year period. This sales decrease resulted from the lack of working capital for marketing efforts and an economically depressed European market for our product. Our gross margin decreased only slightly in the 2009 period as a percentage of revenues.

Our general and administrative expenses increased dramatically in the 2009 six-month period in comparison to the 2008 period  as a result of the reorganization costs of the reverse acquisition of SunRidge by Ophthalmic International in the first quarter of the year and the European consultant expense in the second quarter.  Employees and Consultants Expenses increased by $162,100 in the 2009 period as a result of the European consultant expense in the second quarter.  Legal and Professional Expenses increased dramatically during 2009 period as a result of the reverse acquisition of SunRidge by Ophthalmic completed in September 2009 and the subsequent SEC filing expenses.  Selling and Marketing Expenses decreased in the 2009 period from the 2008 period as a result of lack of working capital for marketing activities in 2009. Insurance expenses decreased in the 2009 period from the 2008  period because we changed our products liability insurance carrier in 2009.  Our Rent Expense increased during the 2009 period as a result of interest and penalty charges by our landlord for non-payment earlier in the year. Our Employees and Consultants Expenses may increase in 2010 as we commence paying salaries to our officers and hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur additional research and development expenses in 2010 as we apply to the FDA for our U.S. clinical study protocols. There is no assurance that we will ever be profitable.

Subsequent Events

Between January 1, 2010 and February 5, 2010, we received loans in the total amount of $238,355 from two non-affiliated sources and our President. $190,005 of this amount was used to pay off the debt owed to third parties and Theodore Tsagkris, our prior President, Secretary, Treasurer and Director at December 31, 2009, as required by the agreement between Ophthalmic International, Inc. and the Company.  After the payments of these debts, Mr. Tsagkris resigned as a Director of the Company, effective February 11, 2010.

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

At December 31, 2009, a number of accounts payable creditors, including our landlord and our patent attorney, were threatening litigation over the non-payment of their long-standing debts.  In January 2010, we commenced negotiations with certain creditors for the repayment of their entire debt during 2010, based upon expected financing during 2010. There is no assurance our efforts to negotiate with our creditors will be resolved without litigation.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SUNRIDGE INTERNATIONAL, INC.

Dated: February 22, 2010	By:	/s/ G. Richard Smith
G. Richard Smith President and Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2010	By:	/s/ Gary R. Smith
Gary R. Smith Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)