Form 10-Q
period 2010-03-31
SUNRIDGE INTERNATIONAL, INC.
filed 2010-05-24
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☑  Not applicable.

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

As of May 20, 2010, 42,569,727 shares of the issuer’s common stock were outstanding.

SUNRIDGE INTERNATIONAL, INC.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2010 (Unaudited) and June 30, 2009

	3/31/2010	6/30/2009
ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$31,077	$–
Accounts Receivable	4,065	–
Inventory	–	3,556

TOTAL CURRENT ASSETS	35,142	3,556

Property and Equipment-Net	3,071	3,669
Deposits	–	4,520

TOTAL ASSETS	$38,213	$11,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes Payable - Related Parties	$203,401	$289,726
Notes Payable	261,050	195,300
Cash Overdraft	–	2,463
Accounts Payable	357,045	101,452
Accrued Interest	60,986	61,553

TOTAL LIABILITIES	882,482	650,494

Commitments	–	–

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value; 50,000,000 shares
authorized, none issued or outstanding	–	–
Common Stock - $0.001 par value; 500,000,000 shares authorized,
41,708,066 and 40,000,000 shares issued and outstanding,
respectively	41,708	40,000
Additional Paid In Capital	13,063,489	12,386,970
Accumulated Deficit	(13,949,466)	(13,065,719)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(844,269)	(638,749)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,213	$11,745

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended March 31, 2010 and 2009

	Nine Months Ended		Three Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009

PRODUCT REVENUES	$25,761	$80,123	$18,761	$1,653

Cost of Product Revenues	6,411	25,229	4,141	96

GROSS PROFIT (LOSS)	19,350	54,894	14,620	1,557

GENERAL & ADMINISTRATIVE EXPENSES
Employees and consultants expenses	210,250	29,350	24,650	5,850
FDA Expense	2,008	–	2,008	–
Depreciation	599	599	200	200
Loss on stock issuances	170,807	–	170,807	–
Reorganization costs	189,673	–	–	–
Selling and marketing expenses	36,086	17,045	36,086	–
Legal and professional fees	143,558	53,290	34,886	45,288
Rent expense	46,480	40,680	13,560	13,560
Telephone and utilities	4,548	7,120	2,709	2,144
Office expenses	4,019	25,435	2,289	2,769
Freight	1,792	798	1,686	–
Insurance	13,190	22,789	7,845	8,373
Other general & administrative expenses	2,696	1,968	1,751	1,231
Travel & Entertainment	4,296	300	3,127	–
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	830,002	199,374	301,604	79,415

INCOME (LOSS) FROM OPERATIONS	(810,652)	(144,480)	(286,984)	(77,858)

OTHER INCOME (EXPENSE)
Other income	–	1,754	–	–
Interest expense	(73,095)	(41,805)	(42,120)	(13,874)
	(73,095)	(40,051)	(42,120)	(13,874)

NET LOSS	$(883,747)	$(184,531)	$(329,104)	$(91,732)

Basic net income/(loss) per share	$(0.02)	$–	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	40,002,381	40,000,000	40,007,222	40,000,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended March 31, 2010

					Total
					Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at JULY 1, 2008	19,450,000	$19,450	$12,407,520	$(12,828,816)	$(401,846)

Effect of recapitalization (See Note 1):
Stock Retired	(12,500,000)	(12,500)	12,500	–	–
Issuance of Common Stock	33,050,000	33,050	(33,050)	–	–

BALANCE AT JULY 1, 2008
RECAPITALIZED	40,000,000	40,000	12,386,970	(12,828,816)	(401,846)

Net Loss	–	–	–	(236,903)	(236,903)

BALANCE AT JUNE 30, 2009	40,000,000	40,000	12,386,970	(13,065,719)	(638,749)

Common Stock Issued for Services	210,954	211	70,575	–	70,786

Common Stock Issued for Debt and Interest	1,497,112	1,497	435,137	–	436,634

Loss on Stock Issuances	–	–	170,807	–	170,807

Net Loss	–	–	–	(883,747)	(883,747)

Balance at MARCH 31, 2010	41,708,066	$41,708	$13,063,489	$(13,949,466)	$(844,269)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2010 and 2009

	Nine Months Ended
	3/31/2010	3/31/2009

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	(883,747)	(184,531)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation	598	599
Reorganizational Costs	189,673	–
Loss on stock issuances	170,807	–
Stock issued for services & interest	65,786	–
Changes in Assets and Liabilities:
Deposits	4,520	–
Inventory	3,556	8,582
Accounts receivable	(4,065)	10,034
Accounts payable and advances	233,086	55,475
Accrued interest	27,662	26,651
NET CASH USED IN OPERATING ACTIVITIES	(192,124)	(83,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on Notes Payable, Related Party	(26,700)	(39,675)
Repayment on Notes Payable	(6,000)	(5,000)
Proceeds from borrowings	257,337	126,480
Overdraft borrowings (repayment)	(2,463)	1,385
NET CASH PROVIDED BY FINANCING ACTIVITIES	227,174	83,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from reorganization	1,027	–
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,027	–

Net change in cash and cash equivalents	31,077	–

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	31,077	–

Supplemental disclosure of cash flow information:
Cash paid during the nine months for interest	20,432	15,155

Non Cash Transactions:
Issuance of common stock for services	70,786	–
Issuance of common stock for interest	53,229	–
Issuance of common stock for debt	383,405	–

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

The exchange of shares has been accounted for as a reverse acquisition in the form of a recapitalization with OI as the “accounting acquirer.” Prior to the acquisition, Tari changed its name to SunRidge International, Inc. (hereinafter referred to as “SunRidge” or the “Company”).  Following the acquisition, OI became the wholly-owned subsidiary of SunRidge.  SunRidge has adopted a fiscal year end of June 30. Operations after the acquisition will be based in Fountain Hills, Arizona, where the Company intends to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  As a recapitalization, the accompanying financial statements represent the activity of OI.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ophthalmic International, Inc. has not made an operating profit since 1996. Further, the Company has a working capital deficit of $ (847,340) and a negative net worth of $ (844,269) as of March 31, 2010.

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

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of its operations, changes in stockholders’ equity (deficit), and cash flows for the nine months ended March 31, 2010. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s current report on Form 8-K filed October 2, 2009.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The allowance method recognized bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2010, the Company has not established an allowance for uncollectible accounts receivable. The Company does not record interest income on delinquent receivable balances until it is received.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred.  Betterments or renewals are capitalized when incurred. Depreciation is provided using accelerated methods over the following useful lives:

Office furniture & Equipment	5 – 7 Years
Machinery	5 – 7 Years
Leasehold Improvements	5 - 39 Years

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

DEFERRED INCOME TAXES

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period.  The effect of the recapitalization is included in all periods presented.

Assumed conversion of a convertible promissory note for approximately 3,000 shares at March 31, 2010 has been excluded from the calculation of diluted net loss per common share as its effect would be anti-dilutive (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended March 31, 2010 and 2009, the diluted EPS calculation has been excluded from the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments.  The fair value of long-term notes payable and lease obligations is based on current rates at which we could borrow funds with similar remaining maturities.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March  31, 2010, that are of significance, or potential significance, to us.

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

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT AND DEBT CONVERSION

From July 1, 2009 to March 31, 2010, the Company received $395,530 of investment in exchange for promissory notes.  These promissory notes had a duration of one month to one year.  These promissory notes had an interest rate of 10% during the term and a default interest rate of 12%.

In March 2010, the Company offered promissory note holders the opportunity to convert their principal and accrued interest into restricted common stock of the Company at the rate of $.30 per share, the closing bid price on March 31, 2010. As of March 31, 2010, $436,634 of principal and interest was converted into common stock.

NOTE 4 – EQUITY

In September 2009, Tari, Inc. completed a five-for-one forward stock split which brought the shares outstanding of Tari, Inc. from 3,890,000 to 19,450,000. The five-for-one forward split has been accounted for retroactively for all periods presented.

The President of Tari, Inc. contributed 12,500,000 shares of common stock to the Company as part of the exchange of share with Ophthalmic International, Inc.

In September, 2009, Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement, Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock of OI.

In March 2010, the Company offered promissory note holders and consultants with accrued fees the opportunity to convert their principal and accrued interest or accrued consulting fees into restricted common stock of the Company at the rate of $.30 per share, the closing bid price on March 31, 2010. As of March 31, 2010, $436,634 of note principal and interest was converted into 1,497,112 shares of common stock and $70,786 of accrued consulting fees were converted into 210,954 shares of common stock.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 –  LOSS ON STOCK ISSUANCES

The Company's promissory note holders refused to convert to common stock without a discount from the trading price.  Therefore, the Company has incurred a Loss on Stock Issuances of $170,806 upon the issuance of 1,708,066 shares of stock as of March 31, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

From July 1, 2009 to March 31, 2010, G. Richard Smith, the Company's President and a Director, loaned the Company an additional $16,375 and was repaid $24,700.  This debt bears an interest rate of 12% per annum and is due on demand.  At March 31, 2010, G. Richard Smith was owed $178,401 by the Company.

During the quarter ended March 31, 2010, Gary R. Smith, the Company's Chief Financial Officer and Treasurer, was repaid his loans of $12,500 and accrued interest thereon. On March 31, 2010, The Smith Foundation, Inc., a charitable foundation of which G. Richard Smith, the Company's President and a Director, is President, was issued 49,600 shares of restricted common stock in conversion of $12,000 in loans and accrued interest thereon.  On March 31, 2010, John Sharkey, a Director of the Company, was issued 97,121 shares of restricted common stock in conversion of $29,136 of expense he incurred on behalf of the Company in 2007.

On April 18, 2008, Marston & Webb, Inc. loaned Ophthalmic International $20,000.  This loan bears an interest rate of 12% per annum and is due on demand.  On September 29, 2009, Victor Webb, a principal on Marston & Webb, Inc., became a Director of the Company.  At March 31, 2010, Marston & Webb, Inc. was issued 79,671 shares of restricted common stock for the $20,000 of principal and $3,901 of accrued interest thereon.

Between January 1, 2010 and March 31, 2010, we received loans in the total amount of $356,305 from five non-affiliated sources and our President. $190,500 of this amount was used to pay off the debt owed to third parties and Theodore Tsagkris, our prior President, Secretary, Treasurer, as required by the agreement between Ophthalmic International, Inc. and the Company.  After the payments of these debts, Mr. Tsagkris resigned as a Director of the Company, effective February 11, 2010.

SUNRIDGE INTERNATIONAL, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of March 31, 2010 and June 30, 2009, and results of operations of the Company as of and for the periods ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 2, 2009.

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

Results of Operations

Three Months Ended March 31, 2010

The Company’s revenues in the quarter ended March 31, 2010 increased by $17,108 over the same quarter of the prior year.  This sales increase resulted from the commencement of sales in China.

Our total general and administrative expenses increased by 279.8% in the 2010 quarter as a result primarily of Loss on Stock Issuances, increased Employee and Consultant Expenses and Selling and Marketing Expenses.  The Loss on Stock Issuances of $170,807 resulted from our creditors demanding a $.30 per share conversion price on their debt and accounts payable conversion in March 2010 instead of the $.40 per share trading price.  See Note 5 of the Notes to Financial Statements. Our Employee and Consultant Expenses more than tripled in the 2010 quarter as a result of hiring our first investor relations consultant in the 2010 quarter.  Our Employee and Consultant Expenses will likely increase as we expand the shipment of our products to China, Europe and the Caribbean in the future, assuming we can obtain sufficient working capital.  We will likely commence paying our officers and Directors compenstion some time in the future.  Our Selling and Marketing Expenses increased during the 2010 quarter when we recorded a promotional expense from 2007 in March 2010.  Our Selling and Marketing Expenses will likely increase as we expand sales of our products to China, Europe and the Caribbean in the future.  We are likely to incur additional Research and Development Expenses in 2010 as we apply to the FDA for our clinical study protocols.  There is no assurance that we will ever be profitable.

Liquidity and Capital Resources

We suffered a severe liquidity shortage in fiscal years 2009 and 2010. During the nine months ended March 31, 2010, we have borrowed a total of approximately $395,000.  These loans bear interest at annual rates from 10% to 12%. Our interest expense during the quarter ended March 31, 2010 increased by 203.6% ($28,246) from the prior year as a result of receiving new loans during the quarter.  During March, April and May, 2010, we repaid approximately $528,000 of debt and accounts payable by issuing common stock to some creditors.  Without substantial funding in the very near future, our liquidity shortage will become critical.  We are hopeful we will be able to obtain substantial funding in the near term and the long term, but we presently have no agreements or arrangement to obtain any such funds.  (See "Part II, Item 1. Legal Proceedings" and "Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" below.)

SUNRIDGE INTERNATIONAL, INC.

The consolidated financial statements contained in this Form 10-Q have been prepared assuming we will continue to operate and do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our independent registered public accountants issued a going concern qualification to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2009 and that qualification would have been extended through the quarter ended March 31, 2010.

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

From January 1, 2010 to March 31, 2010, G. Richard Smith, loaned the Company an additional $5,350 and was repaid $24,700.  This debt bears an interest rate of 12% per annum and is due on demand.  At March 31, 2010, G. Richard Smith was owed $178,401 by the Company.

During the quarter ended March 31, 2010, Gary R. Smith, our Chief Financial Officer and Treasurer, was repaid his loans of $12,500 and accrued interest thereon. On March 31, 2010, The Smith Foundation, Inc., a charitable foundation of which G. Richard Smith, our President and a Director, is President, was issued 49,600 shares of restricted common stock in conversion of $12,000 in loans and accrued interest thereon.  On March 31, 2010, John Sharkey, a Director of the Company, was issued 97,121 shares of restricted common stock in conversion of $29,136 of expense he incurred on behalf of the Company in 2007.

On April 18, 2008, Marston & Webb, Inc. loaned Ophthalmic International $20,000.  This loan bears an interest rate of 12% per annum and is due on demand.  On September 29, 2009, Victor Webb, a principal on Marston & Webb, Inc., became a Director of the Company.  At March 31, 2010, Marston & Webb, Inc. was issued 79,671 shares of restricted common stock for the $20,000 of principal and $3,901 of accrued interest thereon.

Between January 1, 2010 and March 31, 2010, we received loans in the total amount of $356,305 from five non-affiliated sources and our President. $190,500 of this amount was used to pay off the debt owed to third parties and Theodore Tsagkris, our prior President, Secretary, Treasurer, as required by the agreement between Ophthalmic International, Inc. and the Company.  After the payments of these debts, Mr. Tsagkris resigned as a Director of the Company, effective February 11, 2010.

SUNRIDGE INTERNATIONAL, INC.

Nine Months Ended March 31, 2010

The Company’s revenues in the nine-month period ended March 31, 2010 were $25,761, a decrease of $54,362 from the prior year period. This sales decrease resulted from the lack of working capital for marketing efforts and an economically depressed European market for our product. Our gross margin increased slightly in the 2010 period as a percentage of revenues.

Our total general and administrative expenses increased by over 316% in the nine-month period ended March 31, 2010 in comparison to the 2009 period  as a result primarily of Reorganization Costs, Loss on Stock Issuances, increased Employee and Consultant Expenses, and Legal and Professional Fees.  The Reorganization Costs were incurred as a result of the Company's acquisition of Ophthalmic International, Inc. in October 2009.  The Loss on Stock Issuances of $170,807 resulted from our creditors demanding a $.30 per share conversion price on their debt and accounts payable conversion in March 2010 instead of the $.40 per share trading price.  See Note 5 of the Notes to Financial Statements.  Our Employee and Consultant Expenses increased by more than 600% in the 2010 period over the 2009 period as a result of the hiring of our European consultant in the second quarter of our 2010 fiscal year.  Our Employee and Consultant Expenses will likely increase as we expand the shipment of our products to China, Europe and the Caribbean in the future, assuming we can obtain sufficient working capital. We will likely commence paying our officers and Directors compensation some time in the future.  Our Legal and Professional Fees increased in the 2010 period because of the acquisition of Ophthalmic International, Inc. in October 2009.  Our Selling and Marketing Expenses will likely increase as we expand sales of our products to China, Europe and the Caribbean in the future.  We are likely to incur additional Research and Development Expenses in 2010 as we apply to the FDA for our U.S. clinical study protocols. There is no assurance that we will ever be profitable.

In the nine-month period ended March 31, 2010, our interest expense increased by 74.8% over the same period of the prior year as a result of receiving about $395,000 of additional debt during the 2010 fiscal year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.	Controls and Procedures.

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

SUNRIDGE INTERNATIONAL, INC.

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

In December 16, 2009 our patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. Our answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This lawsuit was settled in April 2010 with us agreeing to pay our patent attorneys $2,000 per month until the claim is paid in full.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2010 through May 20, 2010, we issued 421,686 shares of restricted common stock for $123,909 to seven non-accredited investors and 1,348,041 restricted shares for $404,413 to four accredited investors, as that term is defined by SEC Rule 501, for the conversion of promissory notes and accrued consulting fees. In addition, 800,000 restricted common stock shares, valued at $.25 per share, were issued in advance on an investor relations contract. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

Item 3.	Defaults Upon Senior Securities.

None.

SUNRIDGE INTERNATIONAL, INC.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________
*	Filed herewith.

SUNRIDGE INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.

Dated: May 24, 2010	By:	/s/ G. Richard Smith
G. Richard Smith President and Chief Executive Officer (Principal Executive Officer)

Dated: May 24, 2010	By:	/s/ Gary R. Smith
Gary R. Smith Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)