Form 10-K
period 2010-06-30
SUNRIDGE INTERNATIONAL, INC.
filed 2010-11-15
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2010

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-12968

SUNRIDGE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0348905
(State of Incorporation)	(I.R.S. Employer Identification No.)

16857 E. Saguaro Blvd.
Fountain Hills, Arizona 85268
(Address of principal executive offices)

(480) 837-6165
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $1,237,997 based on non-affiliate shares outstanding at $.09 per share, which is the bid price of the common shares as of November 11, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,329,816 shares of common stock, $.001 par value, as of November 11, 2010.

SUNRIDGE INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of SunRidge International, Inc., formerly known as TARI, Inc. (the “Company,” “SunRidge” or “TARI”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain  known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements, including those risks and other factors described elsewhere in this Annual Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

PART I

ITEM 1.	BUSINESS

Overview

Amendments to Articles of Incorporation

On July 1, 2009, our Board of Directors approved an amendment to our Articles of Incorporation to change our name from TARI, Inc. to Sunridge International Inc.  This resolution was approved by our majority shareholder on July 10, 2009.  This amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada on July 23, 2009.  This name change was approved by the Financial Industry Regulatory Authority (“FINRA”) on September 23, 2009.

On July 1, 2009, our Board of Directors approved an amendment to our Articles of Incorporation to increase our authorized common stock from 100,000,000 to 550,000,000 shares, to increase our authorized preferred stock from 10,000,000 to 50,000,000 shares, and to increase our outstanding common stock shares from 3,890,000 to 19,450,000 shares.  This amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada on August 4, 2009.  This 5-to-1 forward split was approved by FINRA on September 23, 2009.

Share Exchange Agreement

On September 5, 2009, we entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with Ophthalmic International, Inc. (“OI”), a Nevada corporation.  The closing date of the transaction was September 29, 2009 (the “Closing Date”) and resulted in the acquisition of OI (the “Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of OI from the five OI shareholders for an aggregate of 33,050,000 shares, or 82.6% of the Company’s common stock.

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

As a result of the Share Exchange Agreement, the OI shareholders transferred all their interest in OI to the Company and, as a result, OI became our wholly owned subsidiary.

Following the consummation of the Share Exchange Agreement, the Company adopted a fiscal year end of June 30.

As a further condition of the Share Exchange Agreement, the current officer of the Company resigned and G. Richard Smith was appointed President, Chief Executive Officer and a director of the Company, Gary R. Smith as Chief Financial Officer, Treasurer and Secretary, John Sharkey as a director and Victor Webb as a director.

Prior to the Acquisition, G. Richard Smith owned 85% of the issued and outstanding capital stock of OI.

The Share Exchange Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration for the Acquisition, the process of exchanging the consideration and the effect of the acquisition.

Change in Shell Company Status

As a result of the Share Exchange, we ceased being a shell company as of September 29, 2009.

Ophthalmic International, Inc.

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

The Fixation Device

After four years of ongoing studies involving Dr. John T. LiVecchi, M.D., F.A.C.S., then Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International’s “vacuum fixation device and patented design suction ring” temporarily reduced inter-ocular pressure (“I.O.P.”) in the treatment of Open Angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the patent entitled “Open Angle Glaucoma Treatment Apparatus and Method” has been approved.

The first clinical study of OI’s product (the “PNT device”) was conducted on 86 patients over an 8 month period in 1992 by Dr. Avolos in Guadalajara, Mexico. The second clinical study of OI’s product was conducted on 250 patients over a two-year period ending in 1996 by Dr. Avolos and Dr. LiVecchi. OI initiated a third study in September 1997 conducted by Dr. Leo Bores, the Medical Director of a Scottsdale treatment center. This third study involved approximately 150 patients.

OI executed a distribution agreement dated September 9, 2003, with EuPharmed s.r.l. of Rome, Italy (“EuP”) which grants the exclusive distribution rights for OI’s PNT products for the country of Italy to EuP for a period of five years (the “Italian Contract”). This agreement provides for monthly minimum purchase quantities commencing in March 2004. That date was postponed until after the Type 2a product classification was received by OI. OI received its Type 2a product classification in July 2004.  In 2007, EuP and OI mutually agreed to terminate the Italian Contract and OI entered into a similar distribution agreement with Go Tech Medical Device, s.r.l. (“Go Tech”).

OI executed a distribution agreement dated November 10, 2003, with Izasa, S.A. of Madrid, Spain (“Izasa”) which grants the exclusive distribution rights for OI’s PNT products for the country of Spain to Izasa for a period of five years (the “Spanish Contract”). Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. OI executed another agreement dated December 5, 2003, with Izasa which grants to Izasa the exclusive distribution rights to Izasa for the country of Portugal on the same terms as the Spanish Contract, except for the monthly minimum purchase quantities for Portugal (the “Portuguese Contract”).  Izasa was in violation of the Spanish Contract and the Portuguese Contract during 2005 with respect to the number of units ordered by Izasa. OI is considering terminating these contracts with Izasa and negotiating a distribution contract with another company.

The receipt by OI in 2004 of its Type 2a product classification allows OI to sell its product in any European Union country.  Therefore, after 2004, OI intensified its marketing efforts in Europe to increase foreign market sales.

On April 21, 2006, OI entered into an agreement with Laboratories DOLIAGE SAS (“LDS”) which appointed LDS as OI’s exclusive partner in France to market and distribute the PNT equipment and rings under an arrangement whereby costs paid for the products and certain LDS marketing and administrative expenses are charged against sales proceeds, with OI and LDS sharing equally in the net proceeds. OI’s agreement with LDS has an initial term of 8 years, provided an annual budget for each subsequent year is agreed upon by the parties by December 31. OI and LDS did not agree to an annual budget for 2007 by December 31, 2006. Therefore, either party may now terminate this agreement.

In 2008, OI entered into distribution agreements for the countries of Bulgaria, Croatia and Macedonia with IPSAF of Sofia, Bulgaria and for Poland with Pharm Supply of Warsaw, Poland.  These agreements have terms similar to the distribution agreement with Go Tech.

During the fiscal year ending June 30, 2009, OI only sold product under the Go Tech and the LDS distribution agreements.  Under the other distribution agreements the distributor is waiting for the local government to approve the product for use in the national health care system or for national health care to approve reimbursement to private physicians.

In 2006, we entered into an agreement with Beijing Vision World Trading Co. ("BVW") which appointed BVW as the exclusive distributor of our PNT product in China. After four (4) years of effort, BVW received approval to market our PNT product in China in January 2010.  BVW ordered and was delivered 75 PNT units and over 10,000 PNT rings in fiscal 2010.

In June 2010, we entered into an agreement with New Amsterdam Marketing ("NAM") which appointed NAM the exclusive distributor of our PNT product in India. This agreement with NAM has a duration of five (5) years and the required annual minimum purchases by NAM total $4 Million US during the term of the agreement.

In August 2010, we entered into an agreement with Ameco Medical Equipment LLC ("AME") which appointed AME the exclusive distributor of our PNT product in Iran, United Arab Emirates and Azerbaijan. This agreement with AME has a duration of five (5) years and the required annual minimum purchases by AME total over $6.5 Million US during the term of the agreement.

OI’s vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which OI has established manufacturing relationships with manufacturers. OI assembles the vacuum fixation device at its offices in Fountain Hills, Arizona. OI purchased the patented rings on a purchase-order basis from a medical device manufacturer, which manufactured the rings from the specially designed mold owned by OI.

Governmental Regulation

No medical device may be sold or distributed in the United States without FDA approval or an exemption from such approval. The FDA has the authority to enjoin the manufacture and sale of a medical device, to seize such device and to levy fines against a manufacturer or seller of a medical device which has not been registered or approved for sale in the United States. A device which needs FDA approval is considered a Class III device, unless a similar product with a similar intended use has previously been granted FDA approval (a “Class II Device”) or the FDA has listed the product as generally safe and not needing FDA approval (a “Class I Device”). The process for having the FDA remove a device from the Class III category to a Class II category is called a 510(k) application.

Coronado Industries, Inc., OI’s parent (“Coronado”), submitted a 510(k) premarket notification to the FDA on its PNT product in August 1998. The FDA rejected this notification in October 1998, on the basis that the PNT product was not substantially equivalent to other products currently on the market and intended to lower intraocular pressure. Coronado met with the FDA in February 1999 to discuss the concerns expressed by the agency with respect to the substantial equivalence and safety of the PNT product. Coronado made a submission to the FDA in April 1999 that was intended to provide the agency with detailed information addressing many of the concerns expressed by the FDA at the February 1999 meeting. This submission did not satisfy the FDA with respect to the patient risk associated with the clinical use of the PNT product.

In February 1999, the FDA requested more information be submitted on patients treated to date with the PNT product. In September 1999, the FDA demanded Coronado submit a new clinical protocol for additional patient studies. Throughout 2006, Coronado continued negotiation with the FDA concerning various features of the protocol and the study, such as the length of the study and the number of patients, in hopes of expediting FDA approval.  In 2006, the FDA informally advised Coronado that Coronado would need a clinical patient study involving at least 300 patients using the PNT product in the U.S. for at least one year in order to receive FDA approval.  However, the protocols for that U.S. patient study would only be approved after an independent clinical patient study of six months had been submitted to the FDA.  All previous patient studies submitted to the FDA had been company monitored.

At the present time, OI is planning on conducting an independent six-month patient study in Canada, and then submitting protocols to the FDA for a one-year U.S. patient study.  OI presently estimates the cost of the independent six-month Canadian study to be approximately $1,500,000 and the cost of the one-year U.S. study to be $5,000,000.  OI currently estimates the time required to complete these two patient studies and to receive final FDA approval to be approximately three years.  There is no assurance the FDA will ever approve any protocols for a U.S. patient study or that OI’s PNT product will ever receive FDA approval.

A Class III device may be approved for sale and distribution in the United States by the FDA pursuant to a Premarket Approval Application (“PMA”). The FDA approves PMAs after a review of the clinical trials information contained therein demonstrating that the device is safe and effective for its labeled indications. In addition, the FDA will inspect the facilities where the device is manufactured prior to approving a PMA.

Clinical data to support either a 510(k) premarket notification or a PMA must be collected pursuant to the FDA’s Investigational Device Exemption (“IDE”) regulation. The IDE regulation describes two types of device studies: (1) significant risk and (2) nonsignificant risk studies. The principal difference from a regulatory point of view between the two types of studies is that significant risk studies must be reviewed and approved by both the FDA and an Institutional Review Board (“IRB”) before they may be initiated, while nonsignificant risk studies require only IRB review and approval prior to study initiation. OI believes that its studies of its PNT product are nonsignificant risk in nature. OI therefore conducted several clinical studies of the PNT product after receiving IRB approval in 1994, 1996, and 1998 from three different IRBs. The approximately 170 patients treated at the Scottsdale treatment center from 1997 to 1999 were treated in accordance with the clinical protocols that received IRB approval in 1994 and 1998. No negative adverse reactions have been reported in connection with the use of the PNT device on glaucoma patients for any of the studies conducted. However, as of March 3, 2000, the FDA is maintaining that the PNT product presents “significant risk” to patients and is requiring the additional patient study proceed under “significant risk” criteria.

The manufacturer of a medical device which is to be distributed in the United States must be inspected and registered with the FDA. The company which currently manufactures OI’s suction ring and the company which sterilizes and packages this ring are registered as medical device manufacturers with the FDA. OI’s facility was inspected and registered with the FDA as a manufacturer of the predecessor fixation device product and the PNT product in 1996.

No medical device may be advertised for sale in the United States with a false or misleading label or advertisement. The fixation device which preceded the PNT product device was advertised, used and sold as a device for certain types of invasive eye surgeries. Therefore, that product was labeled as only being used for eye surgery, and not the treatment of glaucoma. The labeling of the PNT product as a glaucoma treatment device or a device for the lowering of inter-ocular pressure of glaucoma patients must be approved by the FDA (or the product must be exempt from FDA registration as a Class I or Class II device), for OI to advertise and sell its PNT device as a glaucoma treatment product in the United States.

Patent

On February 11, 1997, the U.S. Patents and Trademarks Office issued a seventeen-year patent to Ophthalmic International, L.L.C., another subsidiary of Coronado, Patent Number 5,601,548, for the process, equipment and the procedure. In 2007, this patent was transferred from Ophthalmic International, L.L.C. to OI.  OI believes, without assurance, that this patent provided OI with a substantial competitive advantage over current glaucoma treatment competitors. OI is not aware of any other patent being granted for glaucoma treatment.

OI follows a policy of aggressively pursuing claims of infringement on its patent and OI does not believe its patent, or product or services infringed on the rights of any other person.

Competition

The medical device and service industries are highly competitive. OI’s patented device and treatment process are in competition with established and future glaucoma treatment procedures and products. Since Medicare does not currently reimburse patients for the cost of these prescription medications but has paid for the PNT procedure in the past, OI believes a substantial number of the glaucoma patients in the U.S. would benefit economically from the PNT procedure to the extent their prescription medication could be reduced.

Employees

In addition to G. Richard Smith, OI’s sole officer and director, during 2009 and 2008, OI engaged one person as a full-time consultant.  OI may hire additional consultants and/or employees in the future.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Coronado, OI’s former parent, entered into a five-year lease for approximately 3,500 square feet of space at a monthly rent of $4,520 commencing on December 1, 2004. In January 2007, as part of the sale of OI to Mr. Smith, this lease was assigned to him.  OI’s address is 16857 E. Saguaro Boulevard, Fountain Hills, Arizona 85268.

ITEM 3.	LEGAL PROCEEDINGS

In January 2010, we commenced negotiations with certain creditors for the repayment of their entire debt during 2010, based upon expected financing during 2010. There is no assurance our efforts to negotiate with our creditors will be resolved without litigation.

On December 16, 2009, our patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. Our answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly-owned subsidiary, plus court costs of $453 and attorney fees of $1,500.  This arbitration award has not been filed with the Clerk of the Court to proceed to judgment yet.

During our fourth quarter 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. Our answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000.

Subsequent Event

During the first quarter in our 2011 fiscal year, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint has not yet been filed.

Other than as set forth above, the Company is not currently a party to any pending lawsuit or legal proceeding.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded in the over-the-counter market and is quoted on the “FINRA OTC Bulletin Board” under the symbol “SNDZ.OB.”  Our shares of common stock did not begin trading until October, 2009.  The table below sets forth, for the calendar quarters indicated, the high and low selling prices for the SunRidge common stock as reported by the NASDAQ.com. These quotations may represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Selling Price
Quarter Ended	High	Low

December 31, 2009	$1.13	$1.05
March 31, 2010	$2.00	$.35
June 30, 2010	$0.49	$0.21

Authorized Capital

As of June 30, 2010, our authorized capital stock consists of 550,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value.

Common Stock

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at times and in amounts as our Board of Directors may determine.  Each stockholder is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders.

Cumulative voting is not provided for in our articles of incorporation or any amendments thereto, which means that the majority of the shares voted can elect all of the directors then standing for election.  The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock.  There are no sinking fund provisions applicable to the Common Stock.  The outstanding shares of Common Stock are, and the shares of Common Stock to be issued upon conversion of the Warrants will be, fully paid and non-assessable.

Preferred Stock

The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.  The Company has issued no preferred stock shares as of November 11, 2010.

Stockholders

On November 11, 2010, there were approximately 35 holders of record of the Company’s common stock. Such record holders do not include individual participants in nominee name listings.

Transfer Agent and Registrar

Quicksilver Stock Transfer is currently the transfer agent and registrar for our Common Stock.  Its address is 6623 Las Vegas Blvd Suite 255, Las Vegas, Nevada 89119.  Its phone number is (702) 629-1883 and its fax number is (702) 562-9791.

Dividends

The Company has not paid cash dividends on its common stock since organization.  For the foreseeable future, the Company expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Sale of Unregistered Equity Securities

During the quarter ended June 30, 2010, the Company issued the following shares of restricted common stock: (i) 48,234 shares for $12,450 of services by one Non-Accredited Investor, as defined by SEC Rule 501; (ii) 772,811 shares in conversion of $205,310 of debt and accrued interest and fees by eight Non-Accredited Investors; and (iii) 76,667 shares for $21,800 of consulting services by two Non-Accredited Investors. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

Subsequent Events

Between July 1, 2010 and November 11, 2010, the Company issued the following restricted common stock: (i) 105,578 shares for $16,800 of services by one Non-Accredited Investor, as defined by SEC Rule 501; (ii) 432,058 shares in conversion of $72,750 of debt and accrued interest by six Non-Accredited Investors; (iii) 700,000 shares for $144,000 of public relations services by three Non-Accredited firms; (iv) 890,909 shares to three Non-Accredited Investors for $51,000 cash; and (v) 259,091 shares for $27,500 of consulting services by two Non-Accredited Investors. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2010

Operations

The Company’s revenue in fiscal year 2010 increased by 71.0% ($61,290) over fiscal year 2009, but total expenses far exceeded our revenues in fiscal year 2010.  Our gross margin increased from 66.6% in fiscal year 2009 to 76.4% in fiscal year 2010 as a result of a higher per unit price charged customers in 2010.

Our loss from operations increased by 423.6% in fiscal year 2010 in comparison to fiscal year 2009 because of our increased general and administrative expenses. Our total general and administrative expenses increased by 344.8% in the fiscal year ended June 30, 2010 in comparison to the 2009 fiscal year as a result primarily of Reorganization Costs, Loss on Stock Issuance, increased Employee and Consultant Expenses, Legal and Professional Fees, Selling and Marketing Expenses and Rent Expense.  The Reorganization Costs of $199,673 were incurred as a result of the Company's acquisition of Ophthalmic International, Inc. in October 2009. The Loss on Stock Issuance of $186,159 occurred as a result of issuing restricted stock at a value less than the market value of free trading stock to induce conversion of debt. Our Employee and Consultants Expenses increased by more than 864.3% in the 2010 fiscal year over the 2009 fiscal year as a result of the hiring of our European consultant in the second quarter of our 2010 fiscal year and hiring a public relations firm in the fourth quarter of the year.  Our Employee and Consultant Expenses will likely increase as we expand the shipment of our products to China, Europe and the Caribbean in the future, assuming we can obtain sufficient working capital.  We will likely commence paying our officers and Directors compensation some time in the future. Our Legal and Professional Fees increased by 158.0% during the 2010 fiscal year because of the acquisition of Ophthalmic International in October 2009 and the increased legal and accounting expenses incurred as an operating SEC reporting company. Our Selling and Marketing Expenses increased by 112.4% during the 2010 fiscal year over the 2009 fiscal year as a result of our increased marketing activities in India and the Middle East. Our Selling and Marketing Expenses will likely increase as we expand sales of our products to China, Europe and the Caribbean in the future.  We are likely to incur additional research and development expenses in fiscal year 2011 if we apply to the FDA for our U.S. clinical study protocols. There is no assurance that we will ever be profitable.

Liquidity and Capital Resources

We suffered a severe liquidity shortage in 2009 and 2010. From July 1, 2009 to June 30, 2010, we borrowed a total of $619,711.  These loans bear annual interest from 12% and all of the loans are due on demand or prior to June 30, 2011.  Our interest expense increased by 25.0% ($14,412) from fiscal year 2009 to fiscal year 2010.  Without substantial funding in the near future, our liquidity shortage will become critical.  We are hopeful we will be able to obtain substantial funding during the remainder of fiscal year 2011, but we presently have no agreements or arrangements to obtain any such funding.  The consolidated financial statements contained in this Form 10-K have been prepared assuming we will continue to operate as a going concern and do not include any adjustments that might be necessary if we are unable to continue as a going concern.  As a result, our independent registered public accountants have issued a going concern explanatory paragraph to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2010.

Over the next three years, we must obtain at least $6,500,000 of funding to finance our two planned patient clinical studies in Canada and the US, and a minimum level of administrative staff. If such funding is not obtained, it is unlikely we will receive FDA approval for the sale of our product in the U.S. Without FDA approval our revenues will be totally dependent on foreign sales.

Critical Accounting Policies

Our critical accounting policies include revenue recognition, allowance for bad debts, income taxes, debt and equity-based transactions, and are discussed in detail in the financial statements filed herewith, as are recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNRIDGE INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sunridge International, Inc.

We have audited the accompanying consolidated balance sheets of Sunridge International, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunridge International, Inc. as of June 30, 2010 and 2009 and the results of its operations, changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, anticipates additional losses in the next year, and has insufficient working capital as of June 30, 2010 to fund the anticipated losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
November 15, 2010

SUNRIDGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	6/30/2010	6/30/2009
ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$–	$–
Accounts Receivable	8,927	–
Employee Advances	3,400	–
Prepaids	179,814	–
Inventory	20,920	3,556

Total Current Assets	213,061	3,556

Property and equipment, net	2,871	3,669

OTHER ASSETS
Deposits	–	4,520

TOTAL ASSETS	$215,932	$11,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$203,976	$269,726
Notes payable	293,202	215,300
Accounts payable	307,805	101,452
Cash Overdraft	1,633	2,463
Accrued interest	44,902	61,553

TOTAL LIABILITIES	$851,518	$650,494

COMMITMENTS	–	–

Preferred Stock - $0.0001 par value; 50,000,000 shares authorized, none issued or outstanding	–	–
Common Stock - $0.001 par value; 550,000,000 shares authorized 42,942,180 and 40,000,000 shares outstanding at June 30, 2010 and June 30, 2009, respectively	42,942	40,000
Additional paid-in capital	13,407,088	12,386,970
Accumulated deficit	(14,085,616)	(13,065,719)

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(635,586)	(638,749)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$215,932	$11,745

The accompanying notes are an integral part of these consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Year ended June 30,
	2010	2009

PRODUCT REVENUES	$147,566	$86,276

Cost of Product Revenues	34,827	28,834

GROSS PROFIT	112,739	57,442

GENERAL & ADMINISTRATIVE EXPENSES
Employee and Consultant Expenses	297,496	30,850
FDA Expenses	2,008	–
Freight	8,415	1,397
Depreciation	798	799
Telephone & Utilities	6,218	10,546
Office Expenses	4,941	26,014
Insurance	21,035	30,726
Travel & Entertainment	9,723	300
Loss on Stock Issuances	186,159	–
Legal and professional fees	164,947	63,931
Reorganization Costs	199,673	–
Bank Service Fees	2,522	213
Auto Expense	5,195	–
Dues & Subscriptions	703	997
Repairs & Maintenance	9,040	–
Rent expense	70,646	54,240
Selling & marketing expenses	36,209	17,045
Other General and Operating Expenses	35,376	1,500

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	1,061,104	238,558

LOSS FROM OPERATIONS	(948,365)	(181,116)

OTHER INCOME (EXPENSES)
Other Income	422	1,755
Interest expense	(71,954)	(57,542)

TOTAL OTHER INCOME (EXPENSES)	(71,532)	(55,787)

NET LOSS	$(1,019,897)	$(236,903)

Basic and Diluted Loss per Share	(0.03)	(0.01)

Weighted Average Shares Outstanding	40,531,829	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT JULY 1, 2008	19,450,000	$19,450	$12,407,520	$(12,828,816)	$(401,846)

Effect of recapitalization (See Note 1):
Stock Retired	(12,500,000)	(12,500)	12,500	–	–

Issuance of Common Stock	33,050,000	33,050	(33,050)	–	–

BALANCE AT JULY 1, 2008
RECAPITALIZED	40,000,000	40,000	12,386,970	(12,828,816)	(401,846)

Net Loss for the year ended June 30, 2009	–	–	–	(236,903)	(236,903)

BALANCE AT JUNE 30, 2009	40,000,000	$40,000	$12,386,970	$(13,065,719)	$(638,749)

Common Stock Issued for Services	1,160,855	1,161	327,875	–	329,036

Common Stock Issued for Debt and Interest	1,781,325	1,781	506,084	–	507,865

Loss on Stock Issuances	–	–	186,159	–	186,159

Net Loss for the year ended June 30, 2010	–	–	–	(1,019,897)	(1,019,897)

BALANCE AT JUNE 30, 2010	42,942,180	42,942	13,407,088	(14,085,616)	(635,586)

The accompanying notes are an integral part of these consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Year ended June 30,
	2010	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,019,897)	$(236,903)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	798	799
Reorganization Costs	199,673	–
Loss on Stock Issuances	186,159	–
Stock and debt issued for interest and services	391,482	–
Changes in Assets and Liabilities:
Deposits	4,520	–
Inventory	(17,364)	11,168
Prepaids	(179,814)	–
Accounts receivable and employee advances	(12,327)	10,491
Accounts payable and advances	153,846	71,114
Accrued interest	(16,651)	39,312

NET CASH USED IN OPERATING ACTIVITIES	(309,575)	(104,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft borrowings (repayment)	(830)	2,053
Repayment on notes payable, related party	(48,033)	(42,675)
Repayment on notes payable	(114,107)	(5,000)
Proceeds from borrowings	471,518	149,641

NET CASH PROVIDED BY FINANCING ACTIVITIES	308,548	104,019

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from reorganization	1,027	–

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,027	–

NET CHANGE IN CASH & CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS AT JUNE 30, 2010 AND 2009	$–	$–

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$30,755	$18,230
Income Taxes	$–	$–
Non-cash transactions:
Common stock paid for services	329,036	–
Common stock paid for interest	62,446	–
Common stock paid for debt	437,012	–

The accompanying notes are an integral part of these consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ophthalmic International, Inc. (“OI”) was incorporated in March 1997 in the state of Nevada. OI had been a wholly owned subsidiary of Coronado Industries, Inc. until January 26, 2007, when OI and its subsidiaries were purchased from Coronado Industries, Inc. for cash and other consideration.

Tari, Inc. (“Tari”) was incorporated on May 2, 2001 under the laws of the State of Nevada and located in Toronto, Ontario, Canada. The accounting and reporting policies of Tari conform to accounting principles generally accepted in the United States of America. Tari’s fiscal year end was March 31.

In September 2009, Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement, Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to the shareholders of OI in exchange for all the issued and outstanding common stock shares of OI.

The exchange of shares has been accounted for as a reverse acquisition in the form of a recapitalization with OI as the “accounting acquirer.” Prior to the acquisition, Tari changed its name to SunRidge International, Inc. (hereinafter referred to as “SunRidge” or the “Company”).  Following the acquisition, OI became the wholly-owned subsidiary of SunRidge.  SunRidge has adopted a fiscal year end of June 30. Operations after the acquisition have been based in Fountain Hills, Arizona, where the Company manufactures and markets a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  As a recapitalization, the accompanying financial statements represent the activity of OI.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since 1996. Further, the Company has a working capital deficit of $(638,457) and a negative net worth of $(14,085,616) as of June 30, 2010, which causes a doubt about the ability of the Company to remain a going concern.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) of the Company and its wholly owned subsidiary. All material intercompany transactions, accounts and balances have been eliminated.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include, but are not limited to, collectibility of accounts receivable, depreciable lives, realization of net operating losses, and valuation of stock-based transactions.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of June 30, 2010 and 2009, the Company has not established an allowance for uncollectible accounts receivable. The Company does not record interest income on delinquent receivable balances until it is received. Accounts receivable are generally unsecured.

The Company had one significant customer accounting for 89% and 0% of total revenues during the year sended June 30, 2010 and 2009. There were no accounts receivable from this customer at June 30, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred.  Betterments or renewals are capitalized when incurred. Depreciation is provided using accelerated methods over the following useful lives:

Office furniture & Equipment	5 – 7 Years
Machinery	5 – 7 Years
Leasehold Improvements	5 Years

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assumed conversion of a convertible promissory note for approximately 160,000 shares at June 30, 2010 has been excluded from the calculation of diluted net loss per common share as its effect would be anti-dilutive (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the fiscal years ended June 30, 2010 and 2009, the diluted EPS calculation has been excluded from the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended June 30, 2010, that are of significance, or potential significance, to us.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collection is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. The standard products do not have customer acceptance criteria. The Company has standard rights of return that are accounted for as a warranty provision, although it is deemed immaterial at this time. The Company does not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue will be recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, revenue will be recognized upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions may have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, the Company will recognize the revenue on each deliverable as it is delivered, if separable, or on the completion of all deliverables, if not separable.

NOTE 3 – DEBT AND DEBT CONVERSION

From July 1, 2009 to June 30, 2010, the Company received $619,711 of investment in exchange for promissory notes.  These promissory notes were for a duration of one month to one year with an interest rate of 10% for the term and a default rate of 12%.

The Company offered the promissory note holders the opportunity to convert their principal and accrued interest into restricted common stock of the Company at various times during the fiscal year ended June 30, 2010.

The first conversion took place March 31, 2010 at the closing bid stock price of $.30 cents per share and converted $302,553 of principal and interest.

Additional conversions took place between April 1, 2010 and June 30, 2010,  at the closing bid stock prices between $.33 and $.20 cents per share and converted $205,310 of principal and interest.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY

Preferred Stock

As of June 30, 2010, our authorized preferred stock is 50,000,000 shares of preferred stock with par value of $0.001 per share. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established. The Company has issued no preferred stock shares as of June 30, 2010.

Common Stock

In September 2009, Tari, Inc. completed a 5-for-1 forward stock split which brought the shares outstanding of Tari, Inc. from 3,890,000 to 19,450,000. The 5-for-1 forward split has been accounted for retroactively for all periods presented.

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

During the year ended June 30, 2010, the Company issued 1,160,855 shares of common stock totaling $329,036 to various consultants and vendors for services performed. During the year ended June 30, 2010, the Company also issued 1,781,325 of shares of common stock totaling $507,865 to various note holders for payment of principal and interest.

NOTE 5 – LOSS ON STOCK ISSUANCES

The Company’s promissory note holders were given an incentive to convert the promissory notes to common stock by issuing the stock at a discount from the closing bid trade price. As such, the Company recorded a loss on stock issuances of $186,159 on 2,901,093 shares of stock as of June 30, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

From July 1, 2009 to June 30, 2010, G. Richard Smith, the Company's President and a Director, loaned the Company an additional $70,647 and was repaid $57,397.  This debt bears an interest rate of 10% for the term and 12% default per annum after and is due on demand.  At June 30, 2010, G. Richard Smith was owed $225,099 by the Company.

During the year ended June 30, 2010 the following transactions occurred:

Gary R. Smith, the Company's Chief Financial Officer and Treasurer, was repaid his loans of $12,500 and accrued interest thereon.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

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

Between January 1, 2010 and June 30, 2010, we received loans in the total amount of $323,352 from five non-affiliated sources and our President. $190,500 of this amount was used to pay off the debt owed to third parties and Theodore Tsagkaris, our prior President, Secretary, Treasurer, as required by the agreement between Ophthalmic International, Inc. and the Company.  After the payments of these debts, Mr. Tsagkris resigned as a Director of the Company, effective February 11, 2010.

An employee had received money in advance of a business trip, however, the trip was canceled the funds are to be paid back to the Company in the amount of $3,400.

As of June 30, 2010 and 2009, notes payable to related parties consisted of the following:

	June 30,
	2010	2009

10% for the first 90 days and 12% per annum, thereafter, note payable to stockholders, principal and interest due on demand, secured by the assets of the Company	$203,976	$258,726

18% per annum note payable to a stockholder, principal and interest due on demand; unsecured	–	11,000
	203,976	269,726
Less: Current Portion	(203,976)	(269,726)
	$–	$–

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

At June 30, 2010 and 2009, property and equipment consisted of the following:

	June 30,
	2010	2009

Office furniture and equipment	$58,433	$58,433
Machinery and equipment	15,613	15,613
Leasehold improvements	3,000	3,000
	77,046	77,046
Less: accumulated depreciation	(74,175)	(73,377)
Net property and equipment	$2,871	$3,669

Depreciation expense was $798 and $799, for the years ended June 30, 2010 and 2009, respectively.

NOTE 8 – INVENTORY

As of June 30, 2010 and 2009, inventory consisted of the following:

	June 30,
	2010	2009

Raw materials	$15,502	$3,556
Finished goods	5,418	–
	$20,920	$3,556

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a non-cancelable lease agreement for office space in Fountain Hills, Arizona commencing December 1, 2004, through December 15, 2009. Monthly rental payments were $4,520.  After the lease expired, the Company extended the lease to December 31, 2010, at a monthly rate of $4,520. There  is no immediate plan to sign a new rental agreement. As of December 31, 2009, the Company had been delinquent in its rent payments. In order to make up past due payments, the Company issued a promissory note dated January 27, 2010 to convert $70,308.83 in rent and related late and legal fees into a note to pay $17,627 in four quarterly payments for a total principal amount of $70,308.83, including interest at 12% per annum after July 1, 2010. As of June 30, 2010, the Company had not made all the payments required and were in default on the note.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2010 and 2009.

Contingent Liability

The Company had a consulting agreement with Francesco Aspes whereby a clause stated that the Company would reimburse Mr. Aspes for documented expenses, up to a maximum of 80,000 euros (or $109,000 USD currently). There is a claim by Mr. Aspes for the maximum amount, however, the Company believes that it is more than reasonably possible that the reimbursement claim is unenforceable. As such, there is no accrued expense related to the potential reimbursement, as no underlying documentation in support of this claim has been received.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On December 16, 2009, the Company's patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. The Company's answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly owned subsidiary, plus court costs of $453 and attorney fees of $1,500.  This arbitration award has not been filed with the Clerk of the Court to proceed to judgment yet.

During our fourth quarter 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. The Company's answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE

As of June 30, 2010 and 2009, notes payable consisted of the following:

	June 30,
	2010	2009
Convertible Note Payable:

10% per annum note payables to XL Lending, principal and interest payable on demand; includes an option to convert into approximately 160,000 shares of the Company’s common stock based on the bid price of the common stock at time of payment.	$38,000	$–

Notes Payable:

15% per annum note payable to Vickie Goulette, principal and interest payable on demand.	60,000	60,000

15% per annum note payables to Robert Suliot, principal and interest payable on demand.	100,000	95,000

10% for the first 90 days and 12% per annum, thereafter note payable to Victor Webb, principal and interest payable on demand. (1)	–	20,000

10% for the first 90 days and 12% per annum, thereafter note payables to XL Lending, principal and interest payable on demand.	12,000	32,000

10% for the first 90 days and 12% per annum, thereafter note payables to Harvey Wish, principal and interest payable on demand.	16,000	2,300

10% for the first 90 days and 12% per annum, thereafter note payable to Larry Belcamino, principal and interest payable on demand.	–	6,000

10% for the first 90 days and 12% per annum, thereafter note payable to Charles Brokof, principal and interest payable on demand.	10,000	–

12% per annum note payable to Pettibone Properties, principal and interest payable in four quarterly installments.	57,202	–
	293,202	215,300
Less: Current Portion	(293,202)	(215,300)
	$–	$–
______________________
(1)	Victor Webb became a Director of the Company during fiscal 2010 and is now considered a related party.

The above notes are secured by the assets of the Company.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company's income tax expense for the years ended June 30, 2010 and 2009 differed from the United States statutory rates:

	June 30,
	2010	2009

Effective tax rate, Combination Federal and State	40%	40%

Statutory rate applied to loss before income taxes	$407,000	$95,000
Change in valuation allowance	(407,000)	(95,000)
Income tax expense	$–	$–

The significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2010	2009
Deferred tax assets
Net operating losses carryforward	$608,000	$201,000
Less: Valuation allowance	(608,000)	(201,000)
Deferred tax assets	$–	$–

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforward that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forward, regardless of their time of expiration.

At  June 30, 2010, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $1,522,000 which are available to reduce taxable income in future taxation years, subject to statutory time limitations.

Losses expire as follows:

	Year of Expiration		Amount
	Federal	State	Federal	State

Year End: June 30,	2028	2013	$267,000	$267,000
	2029	2014	237,000	237,000
	2030	2015	1,020,000	1,020,000
			$1,524,000	$1,524,000

SUNRIDGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

Between July 1, 2010 and November 11, 2010, the Company issued the following restricted common stock: (i) 105,578 shares for $16,800 of services by one Non-Accredited Investor, as defined by SEC Rule 501; (ii) 432,058 shares in conversion of $72,750 of debt and accrued interest by six Non-Accredited Investors; (iii) 700,000 shares for $144,000 of public relations services by three Non-Accredited firms; (iv) 890,909 shares to three Non-Accredited Investors for $51,000 cash; and (v) 259,091 shares for $27,500 of consulting services by two Non-Accredited Investors. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

Litigation

During the first quarter of  fiscal year 2011, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint has not yet been filed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant’s two most recent fiscal years and any subsequent interim period, there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports.  The former accountants’ reports for the period of their engagement did not contain an adverse opinion or disclaimer of opinion.  However the former accountants’ reports were each modified for uncertainty whether the registrant would continue as a going concern.  There was no qualification or modification as to audit scope or accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of June 30, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2010, the Company determined that there were control deficiencies that constituted material weakness, as described below.
  We have not tested the operating effectiveness of our controls over financial reporting. However due to time and staff constraints, we did not test our controls over financial reporting in accordance with COSO standards. Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.
  The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of year end adjustments that are significant or non-routine. This material weakness resulted in errors in the preliminary June 30, 2009 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.

The Company has taken the following actions to improve internal control over financial reporting:
  During the remaining period through the year ending June 30, 2011, we intend to devoteresources, to properlyassess, and remedy if needed, our control environment and entity-level controls.
  During the remaining period through the year ending June 30, 2011, we will enhance our risk assessment, internalcontrol design and documentation and develop a plan for testing inaccordance with COSO standards.
In light of the aforementioned material weaknesses, management conducted a thorough review of all significant or non-routine adjustments for the year ended June 30, 2010. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of SunRidge

In connection with the Share Exchange Agreement, we appointed G. Richard Smith, President, Chief Executive Officer and a director of the Company, Gary R. Smith as Chief Financial Officer, Treasurer and Secretary, John Sharkey as a director and Victor Webb as a director.  Furthermore, concurrent with the Closing Date of the Share Exchange Agreement, Mr. Theodore Tsagkaris, our sole officer and Director, resigned from his officer positions, but remained as a Board member.  On February 11, 2010, Mr. Tsagkaris resigned as a Director of the Company.

The following table furnishes information concerning the officers and Directors of the Company as of June 30, 2010, and their business backgrounds for at least the last five years.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position

G. Richard Smith	63	Chief Executive Officer, President, and Director
Gary R. Smith	67	Chief Financial Officer, Treasurer, Secretary
John Sharkey	54	Director
Victor Webb	71	Director

G. Richard Smith – From January 2007 to September 2009, Mr. Smith was the President, Treasurer, Secretary and sole Director of OI.  From 1996 to January 2007, Mr. Smith was Chairman, Secretary, Director and a principal shareholder of Coronado Industries, Inc., the former parent of OI and a publicly traded company.  Coronado Industries, Inc. changed its name to Continental Fuels, Inc. in 2007.

Gary R. Smith – From 1996 to January 2007, Mr. Smith was Vice President, Treasurer, Director and a principal shareholder of Coronado Industries, Inc., the former parent of OI and a publicly traded company.  Coronado Industries, Inc. changed its name to Continental Fuels, Inc. in 2007.

Dr. John Sharkey– Dr. Sharkey, was the Director of Operations for Ophthalmic International from 2003 to 2007, and now the Vice President, Business Development and Alliance Management  for Sciele Pharma, Inc. from 2007 to present.  Dr. Sharkey, is a business and healthcare technology executive with 20 years experience worldwide in the pharmaceutical and medical device industry. He has a strong track record in pharmaceutical and medical device development, business development, operations and project management in a global healthcare environment.  Dr. Sharkey also has the ability to identify and implement innovative solutions to complex business and technical problems. With a practical background in both large, multinational and small start-up business environments and extensive international experience, he has headed multi-cultural, cross-functional business and technical teams to repeated, successful outcomes.

Victor Webb– Mr. Webb joined Dow Jones in 1964 and left in 1983 during which time he was European Director, then International Director after which he was made the Managing Director of Dow Jones International Marketing Services and Vice President for Dow Jones International.  He left Dow Jones in 1983 and established Marston Webb International, an agency with offices in New York, Los Angeles and with affiliate agencies in most major cities throughout the world.  From 1983 to the present, he has been a managing partner in Marston Webb International.  He is also presently a Director of PAC International which is a firm that is developing the Marshall Islands.

Employment Agreements of the Executive Officers

We have not entered into any employment agreements with any employees.

Indemnification of Officers and Directors

The General Corporation Law of Nevada provides that directors, officers, employees or agents of Nevada corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Our by-laws provide that we shall indemnify our officers and directors in any action, suit or proceeding unless such officer or director shall be adjudged to be derelict in his or her duties.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission  (“SEC”) initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, Directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, G. Richard Smith has not filed a Form 3 with respect to the shares of the Company’s common stock he received upon the completion of the Share Exchange Agreement. To the Company's knowledge, John Sharkey has not filed a Form 3 with respect to the shares of the Company’s common stock he received upon the completion of the Share Exchange Agreement or a Form 4 with respect to the 97,121 shares of the Company’s common stock he received on March 31, 2010. To the Company's knowledge, Victor Webb has not filed a Form 3 with respect to the shares of the Company’s common stock he received upon the completion of the Share Exchange Agreement or a Form 4 with respect to the 79,671 shares of the Company’s common stock he received on March 31, 2010.  To the Company's knowledge, Gary R. Smith has not filed a Form 3 reporting that he does not beneficially own any shares of the Company's common stock upon being appointed as Chief Financial Officer of the Company.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. Like many small companies, it is difficult for the Company to attract and retain Board members who qualify as “audit committee financial experts.”

Nominating Committee

The full Board of Directors of the Company functions as a nominating committee to select potential additional Directors of the Company.   The Board has not specifically designated a separate nominating committee because all members of the Board of Directors desire to be involved in the selection of any new Director.

ITEM 11.	EXECUTIVE COMPENSATION

The table below discloses the compensation of the chief executive officer of the Company during the two fiscal years ended June 30, 2010:

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its executive officers for each of the two fiscal years ended June 30, 2010 and 2009.  The table below sets forth the positions for each person. All amounts are in USD.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Theodore Tsagkaris, Former Chief Executive Officer and Chief Financial Officer (1)	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 6,000	0 6,000
G. Richard Smith, Chief Executive Officer (2)	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gary R. Smith, Chief Financial Officer (3)	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
__________
(1)
On September 29, 2009, we acquired Ophthalmic International, Inc. in a Share Exchange Agreement and in connection with that transaction, Theodore Tsagkaris tendered his resignation as CEO and CFO but remained as a Director until February 11, 2010.

(2)	In connection with the acquisition of Ophthalmic International, Inc. on September 29, 2009, G. Richard Smith was elected as the Chief Executive Officer and a Director of the Company.
(3)	In connection with the acquisition of Ophthalmic International, Inc. on September 29, 2009, Gary R. Smith was elected as the Chief Financial Officer and a Director of the Company.

Option Grants

We do not currently have any equity incentive or stock option plans.  Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers at June 30, 2010.  However, we may adopt such plans in the future.

Employment Contracts

There are no employment agreements between the Company and its officers and directors.

Compensation Committee, Interlocks and Insider Participation

The full Board of Directors of the Company functions as a compensation committee.  The Board has not specifically designated a separate compensation committee due to the relatively small size of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 11, 2010, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock.

Name, Address and Position of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (3)

G. Richard Smith	28,092,500	62.7%
John Sharkey	1,749,621	3.9%
Victor Webb	1,732,171	3.8%
Gary R. Smith	0	0%

All directors and executive officers as a group (4 persons)	31,574,292	69.7%
_______________
(1)	The address of our officers and Directors is c/o SunRidge International, Inc., 16857 E. Saguaro Blvd., Fountain Hills, Arizona 85268.
(2)
Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.  The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Based on 45,329,816 shares of common stock outstanding as of November 11, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No officer, Director, nominee for Director, or associate of any such officer, Director or nominee has been, since the beginning of the last fiscal year, or is presently indebted to the Company. There have been no transactions since the beginning of the Company’s last fiscal year, nor are there any proposed transactions, in which any officer, Director, nominee or principal securityholder has a direct or indirect material interest, except as follows:

From January 2007 through June 30, 2007, our President, G. Richard Smith, and his family members, loaned OI $88,500.  $11,000 of these loans bear an annual interest rate of 18% and the remainder bear an annual interest rate of 12%.  All of these loans are due on demand or prior to June 30, 2010.

From July 1, 2007 through June 30, 2008, G. Richard Smith and his family members loaned OI an additional $211,060.  $11,000 of these loans bear an annual interest rate of 18% and the remainder bear an annual interest rate of 12%.  All of these loans are due on demand or prior to June 30, 2010.  G. Richard Smith received repayments of loans of $16,500 during the year.  During fiscal year 2008, the Company paid $3,440 on an automobile loan for a member of G. Richard Smith’s family.

From July 1, 2008 through June 30, 2009, G. Richard Smith and his family loaned OI an additional $49,341.  $11,000 of these loans bear an annual interest rate of 18% and the remainder bear an annual interest rate of 12%.  All of these loans are due on demand or prior to June 30, 2010.  G. Richard Smith received loan repayments of $42,675 during the year.  During fiscal year 2009, the Company paid $2,815 on an automobile loan for a member of G. Richard Smith’s family.  At June 30, 2009, G. Richard Smith was owed $186,726 by OI and Gary R. Smith, our Secretary/Treasurer, was owed $12,500 by OI.

As of June 30, 2009, Theodore Tsagkaris, our prior President, Secretary, and Treasurer, who continued as a Director of the Company following the closing of the Share Exchange Agreement, was owed $138,193 for advances to the Company and $30,000 for accrued management fees.  These debts were unsecured and non-interest bearing.  The Share Exchange Agreement provided that these sums, and $21,812 of accounts payable owed to third parties, would be paid in three equal payments within four months of the closing of the Share Exchange Agreement.  The Share Exchange Agreement also provided that upon the payment in full of these Company debts, Mr. Tsagkaris would resign as a Director of the Company.  All of these Company debts were paid and Mr. Tsagkaris resigned as a Director on February 11, 2010.

During the fiscal year ended June 30, 2010, G. Richard Smith, the Company's President and a Director, loaned the Company an additional $70,647 and was repaid $57,397.  This debt bears an interest rate of 12% per annum and is due on demand.  At June 30, 2010, G. Richard Smith was owed $225,099 by the Company.

During the fiscal year ended June 30, 2010, Gary R. Smith, the Company's Chief Financial Officer and Treasurer, was repaid his loans of $12,500 and accrued interest thereon. On March 31, 2010, The Smith Foundation, Inc., a charitable foundation of which G. Richard Smith, the Company's President and a Director, is President, was issued 49,600 shares of restricted common stock in conversion of $12,000 in loans and accrued interest thereon.  On March 31, 2010, John Sharkey, a Director of the Company, was issued 97,121 shares of restricted common stock in conversion of $29,136 of expense he incurred on behalf of the Company in 2007.

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

Between January 1, 2010 and June 30, 2010, we received loans in the total amount of $323,352 from five non-affiliated sources and our President. $190,500 of this amount was used to pay off the debt owed to third parties and Theodore Tsagkris, our prior President, Secretary, Treasurer, as required by the agreement between Ophthalmic International, Inc. and the Company.  After the payments of these debts, Mr. Tsagkris resigned as a Director of the Company, effective February 11, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Semple, Marchal & Cooper for  professional services rendered for the years ended June 30, 2010 and 2009:

Service	2010	2009

Audit Fees	$27,788	$37,110
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$27,788	$37,110

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Semple, Marchal & Cooper in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.   The Board is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is as to the particular service or category of services and is generally subject to a specific amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services of the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis. The Board pre-approved 100% of the Company’s 2010 and 2009 audit fees, audit-related fees, tax fees, and all other fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on Page 16 of this Report.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated September 5, 2009, by and among Sunridge International Inc. and Ophthalmic International, Inc. (1)
3.1	Articles of Exchange filed with the Nevada Secretary of State on July 23, 2009 (2)
3.2	Certificate of Change filed with the Nevada Secretary of State on August 4, 2009 (3)
21	Subsidiaries of the Registrant *
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed October 5, 2009.
(3)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed October 5, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.

Date: November 15, 2010	By:	/s/ G. Richard Smith

G. Richard Smith
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Gary R. Smith

Gary R. Smith
Secretary/Treasurer, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 15, 2010	/s/ G. Richard Smith

G. Richard Smith – Chief Executive Officer and Director

Dated: November 15, 2010	/s/ Gary R. Smith

Gary R. Smith – Chief Financial Officer

Dated: November 15, 2010	/s/ John Sharkey

John Sharkey – Director

Victor Webb – Director