Form 10-Q
period 2010-09-30
SUNRIDGE INTERNATIONAL, INC.
filed 2010-11-22
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 11, 2010, 45,029,816 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNRIDGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2010 (Unaudited) and June 30, 2010

	9/30/2010	6/30/2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$–	$–
Accounts receivable	8,927	8,927
Employee advances	–	3,400
Prepaid expenses	123,815	179,814
Inventory	18,063	20,920

Total Current Assets	150,805	213,061

Property and equipment, net	2,671	2,871

TOTAL ASSETS	$153,476	$215,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$199,605	$203,976
Notes payable	236,789	293,202
Accounts payable	317,964	307,805
Cash overdraft	3,661	1,633
Accrued interest	54,116	44,902

TOTAL LIABILITIES	812,135	851,518

COMMITMENTS	–	–

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 50,000,000 shares authorized and zero shares outstanding at September 30, 2010 and June 30, 2010 respectively	–	–

Common Stock - $0.001 par value; 550,000,000 shares authorized; 43,589,399 and 42,942,180 shares outstanding at September 30, 2010 and June 30, 2010, respectively	43,589	42,942
Additional paid-in capital	13,569,422	13,407,088
Accumulated deficit	(14,271,670)	(14,085,616)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(658,659)	(635,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$153,476	$215,932

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009

	Three months ended,
	9/30/2010	9/30/2009

PRODUCT REVENUES	$45,510	$7,000

Cost of Product Revenues	11,953	2,270

GROSS PROFIT	33,557	4,730

GENERAL & ADMINISTRATIVE EXPENSES
Employee & Consultant Expenses	72,500	1,000
Freight	805	14
Reorganization Cost	–	176,523
Depreciation	200	–
Telephone & Utilities	2,560	1,246
Office Expenses	2,887	246
Insurance	8,915	115
Travel & Entertainment	5,973	–
Loss on Stock Issuances	30,931	–
Legal & Professional Fees	6,204	35,689
Rent Expense	14,012	19,360
Selling & Marketing Expenses	54,153	–
Other General & Operating Expenses	897	949

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	200,037	235,142

LOSS FROM OPERATIONS	(166,480)	(230,412)

OTHER INCOME (EXPENSES)
Other Income	1,205	–
Interest Expense	(20,779)	(15,166)

TOTAL OTHER INCOME (EXPENSES)	(19,574)	(15,166)

NET LOSS	$(186,054)	$(245,578)

Basic Loss per Share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	43,251,810	40,000,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended September 30, 2010

	Common Stock		Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT JULY 1, 2009	40,000,000	$40,000	$12,386,970	$(13,065,719)	$(638,749)

Common Stock Issued for Services	1,160,855	1,161	327,875	–	329,036

Common Stock Issued for Debt and Interest	1,781,325	1,781	506,084	–	507,865

Loss on Stock Issuances	–	–	186,159	–	186,159

Net loss for the year ended June 30, 2010	–	–	–	(1,019,897)	(1,019,897)

BALANCE AT JUNE 30, 2010	42,942,180	42,942	13,407,088	(14,085,616)	(635,586)

Common Stock Issued for Services	245,161	245	55,055	–	55,300

Common Stock Issued for Debt and Interest	302,058	302	59,448	–	59,750

Common Stock Issued for Cash	100,000	100	16,900	–	17,000

Loss on Stock Issuances	–	–	30,931	–	30,931

Net loss for the three months ended
September 30, 2010	–	–	–	(186,054)	(186,054)

BALANCE AT SEPTEMBER 30, 2010	43,589,399	$43,589	$13,569,422	$(14,271,670)	$(658,659)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2010 and 2009

	Three months ended,
	9/30/2010	9/30/2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

OPERATING ACTIVITIES:
Net loss	$(186,054)	$(245,578)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on stock issuances	30,931	–
Stock and debt issued for interest and services	56,050	–
Depreciation	200	200
Reorganization costs	–	176,523
Changes in Assets and Liabilities:
Inventory	2,857	2,140
Prepaid expenses	55,999	–
Accounts payable	10,159	53,824
Accrued interest	9,214	11,764

NET CASH USED IN OPERATING ACTIVITIES	(20,644)	(1,127)

INVESTING ACTIVITIES:
Proceeds from reverse merger	–	1,027

NET CASH PROVIDED BY INVESTING ACTIVITIES	–	1,027

FINANCING ACTIVITIES:
Overdraft borrowings (repayment)	2,028	124
Repayments on notes payable, related party	(30,917)	–
Repayments on notes payable	(13,600)	(1,000)
Proceeds from stock issuance	17,000	–
Proceeds from borrowings	46,133	2,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,644	1,124

NET CHANGE IN CASH & CASH EQUIVALENTS	–	1,024

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2010 and 2009	$–	$1,024

Supplemental disclosure of cash flow information:
Cash paid during the three months for:
Interest	$10,815	$3,400
Non-cash transactions:
Common stock paid for services	55,300	–
Common stock paid for interest	750	–
Common stock paid for debt	59,000	–
Cancellation of debt for repayment of employee advance	3,400	–

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

Tari, Inc. (“Tari”) was incorporated on May 2, 2001 under the laws of the State of Nevada and located in Toronto, Ontario, Canada. The accounting and reporting policies of Tari conformed to accounting principles generally accepted in the United States of America. Tari’s fiscal year end was March 31.

In September 2009, Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement, Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to the shareholders of OI in exchange for all the issued and outstanding common stock shares of OI.

The exchange of shares has been accounted for as a reverse acquisition in the form of a recapitalization with OI as the “accounting acquirer.” Prior to the acquisition, Tari changed its name to SunRidge International, Inc. (hereinafter referred to as “SunRidge” or the “Company”).  Following the acquisition, OI became the wholly owned subsidiary of SunRidge.  SunRidge has adopted a fiscal year end of June 30. Operations after the acquisition have been based in Fountain Hills, Arizona, where the Company manufactures and markets a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  As a recapitalization, the accompanying financial statements represent the activity of OI.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since 1996. Further, the Company has a working capital deficit of $ (661,330) and a negative net worth of $ (14,271,670) as of September 30, 2010, which causes a doubt about the ability of the Company to remain a going concern.  As such, the Company’s auditors have expressed a going concern opinion on the financial statements for the fiscal year ended June 30, 2010.

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

SUNRIDGE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended September 30, 2010. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) of the Company and its wholly owned subsidiary. All material intercompany transactions, accounts and balances have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, depreciable lives, realization of net operating losses, and valuation of stock-based transactions.

SUNRIDGE INTERNATIONAL, INC.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2010 and 2009, the Company has not established an allowance for uncollectible accounts receivable. The Company does not record interest income on delinquent receivable balances until it is received. Accounts receivable are generally unsecured.

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

Assumed conversion of convertible promissory notes for approximately 150,000 shares at September 30, 2010 has been excluded from the calculation of diluted net loss per common share as its effect would be anti-dilutive (decreases the loss per share).  In addition, as the Company has a net loss available to common stockholders for the quarters ended September 30, 2010 and 2009, the diluted EPS calculation has been excluded from the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2010, that are of significance, or potential significance, to us, except as discussed below.

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The Company has adopted the guidance which did not have a material impact on its financial position and results of operations.

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

NOTE 3 – DEBT AND DEBT CONVERSION

For the first quarter ended September 30, 2010, the Company issued $46,133 of promissory notes.  These promissory notes were for a duration of three months with an interest rate of 10% for the term and a default rate of 12%.

The Company offered the promissory note holders the opportunity to convert their principal and accrued interest into restricted common stock of the Company at various times during the three months ended September 30, 2010.

Conversions took place between July through September 2010, at the closing bid stock prices between $.20 and $.25 per share, and converted $59,750 of principal and interest.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY

Preferred Stock

As of September 30, 2010, our authorized preferred stock is 50,000,000 shares of preferred stock with par value of $0.001 per share. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established. The Company has issued no preferred stock shares as of September 30, 2010.

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

During the quarter ended September 30, 2010 the following equity transactions took place:

The Company issued 245,161 shares of common stock totaling $55,300 to various consultants and vendors for services performed.

The Company also issued 302,058 shares of common stock totaling $59,750 to various note holders for payment of principal and interest.

The Company received $17,000 for the issuance of 100,000 shares of common stock.

NOTE 5 – LOSS ON STOCK ISSUANCES

The Company’s promissory note holders were given an incentive to convert the promissory notes to common stock by issuing the stock at a discount from the closing bid trade price. Also, certain consultants were paid in common stock and stock was sold at a discount from the closing bid trade price. As such, the Company recorded a loss on stock issuances of $30,931 on 517,219 shares of stock as of September 30, 2010.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, G. Richard Smith, the Company’s President and a Director, loaned the Company an additional $21,146 and was repaid $29,917.  This debt bears an interest rate of 10% for the term, and 12% per annum thereafter, and is due on demand.  At September 30, 2010, G. Richard Smith was owed $195,605 by the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a non-cancelable lease agreement for office space in Fountain Hills, Arizona commencing December 1, 2004, through December 15, 2009. Monthly rental payments were $4,520.  After the lease expired, the Company extended the lease to December 31, 2010, at a monthly rate of $4,520. There is no immediate plan to sign a new rental agreement. As of December 31, 2009, the Company had been delinquent in its rent payments. In order to make up past due payments, the Company issued a promissory note dated January 27, 2010 to convert $70,308.83 in rent and related late and legal fees into a note to pay $17,627 in four quarterly payments for a total principal amount of $70,308.83, including interest at 12% per annum after July 1, 2010. As of September 30, 2010, the Company had not made all the payments required and were in default on the note.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2010 and 2009.

Contingent Liability

The Company had a consulting agreement with Francesco Aspes whereby a clause stated that the Company would reimburse Mr. Aspes for documented expenses, up to a maximum of 80,000 Euros (or approximately $109,000 USD currently). There is a claim by Mr. Aspes for the maximum amount, however, the Company believes that it is more than reasonably possible that the reimbursement claim is unenforceable. As such, there is no accrued expense related to the potential reimbursement, as no underlying documentation in support of this claim has been received.

SUNRIDGE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On December 16, 2009, the Company’s patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. The Company’s answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly owned subsidiary, plus court costs of $453 and attorney fees of $1,500.  This arbitration award has not been filed with the Clerk of the Court to proceed to judgment yet.

In the fourth quarter of fiscal year ended June 30, 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. The Company’s answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000.

During the first quarter of fiscal year 2011, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint has not yet been filed.  The $180,000 has been accrued in the accompanying financial statements, but, as discussed above, the claim for 80,000 Euros in expense reimbursement is being disputed.

NOTE 8 – SUBSEQUENT EVENTS

Between October 1, 2010 and November 11, 2010, the Company issued the following restricted common stock: (i) 60,417 shares for $8,500 of services; (ii) 130,000 shares in conversion of $13,000 of debt and accrued interest; (iii) 200,000 shares for $22,000 of public relations services; (iv) 790,909 shares for $34,000 cash; and (v) 259,091 shares for $27,500 of consulting services. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

SUNRIDGE INTERNATIONAL, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of September 30, 2010 and June 30, 2010, and results of operations of the Company as of and for the periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010.

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

Results of Operations

Three Months Ended September 30, 2010

The Company’s revenues in the quarter ended September 30, 2010 increased by 550.1% ($38,510) over the quarter ended September 30, 2009, but total expenses far exceeded our revenues in the quarter.  The Gross Profit increase resulted from the commencement of sales in China and a higher per unit price charged to customers. The Gross Profit on our sales increased in the quarter ended September 30, 2010 to 73.7% from 67.6% in the September 30, 2009 quarter.

Our loss from operations decreased by 27.5% ($63,392) in the first quarter of our 2011 fiscal year in comparison to first quarter of our 2010 fiscal year because of our increased sales and decreased general and administrative expenses. Our total general and administrative expenses decreased by 14.9% ($35,105) in the quarter ended September 30, 2010 in comparison to the quarter ended September 30, 2009, as a result primarily of the one-time Reorganization Costs of $176,523 being accrued in the prior year.  The Reorganization Costs were incurred during the quarter ended September 30, 2009 as a result of the Company's acquisition of Ophthalmic International, Inc. in October 2009.  During the current year's quarter, our greatest expenses were the Loss on Stock Issuance, our increased Employee and Consultant Expenses, and our increased Selling and Marketing Expenses. The Loss on Stock Issuance of $30,931 occurred during the first quarter of the 2011 fiscal year as a result of issuing restricted stock at a value less than market value of free trading stock. Our Employee and Consultants Expenses increased by $71,500 in the first quarter of fiscal 2011 over the fiscal 2010 first quarter as a result of having minimal such expenses in the fiscal 2010 quarter and the use of an investor relations consultant during the first quarter of fiscal 2011. Our Employee and Consultant Expenses will likely increase as we expand shipment of our products to China, Europe and the Caribbean in the future, assuming we can obtain sufficient working capital. We will likely commence paying our officers and Directors compensation some time in the future. Our Selling and Marketing Expenses increased during the first quarter of our 2011 fiscal year over the first quarter of our 2010 fiscal year as a result of having no such expenses in the first quarter of our 2010 fiscal year and our increased marketing activities in India and the Middle East in the first quarter of our 2011 fiscal year. Our Selling and Marketing Expenses will likely increase as we expand sales of our products to China, Europe and the Caribbean in the future.  We are likely to incur additional research and development expenses in fiscal year 2011 if we apply to the FDA for our U.S. clinical study protocols. There is no assurance that we will ever be profitable.

SUNRIDGE INTERNATIONAL, INC.

Liquidity and Capital Resources

We suffered a severe liquidity shortage in fiscal years 2009 and 2010. From July 1, 2010 to September 30, 2010, we borrowed a total of $46,133.  These loans bear annual interest of 10% to 12% and all of the loans are due on demand or prior to June 30, 2011.  During the quarter ended September 30, 2010 our interest expense increased by 37.0% ($5,613) in comparison to the quarter ended September 30, 2009 as a result of increased borrowings during the prior year.  During July, August and September, 2010, we paid approximately $115,050 of debt, interest and services by issuing common stock.

As of September 30, 2010, G. Richard Smith, the Company’s President and a Director, loaned the Company an additional $21,146 and was repaid $29,917.  This debt bears an interest rate of 10% for the term, and 12% per annum thereafter, and is due on demand.  At September 30, 2010, G. Richard Smith was owed $195,605 by the Company.

Without substantial funding in the very near future, our liquidity shortage will become critical.  We are hopeful we will be able to obtain substantial funding during the remainder of fiscal year 2011, but we presently have no agreements or arrangements to obtain any such funding.  (See “Part II, Item 1. Legal Proceedings” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.)

Over the next three years, we must obtain at least $6,500,000 of funding to finance our two planned patient clinical studies in Canada and the U.S., and a minimum level of administrative staff. If such funding is not obtained, it is unlikely we will receive FDA approval for the sale of our product in the U.S. Without FDA approval our revenues will be totally dependent on foreign sales.

The consolidated financial statements contained in this Form 10-Q have been prepared assuming we will continue to operate and do not include any adjustments that might be necessary if we are unable to continue as a going concern. As a result, our independent registered public accountants have issued a going concern explanatory paragraph to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2010, and that qualification would have been extended through the quarter ended September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

SUNRIDGE INTERNATIONAL, INC.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of September 30, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management conducted a thorough review of all significant or non-routine adjustments for the quarter ended September 30, 2010. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of their knowledge, believes that the unaudited consolidated financial statements for the quarter ended September 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

During the quarter ended September 30, 2010, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint has not yet been filed.

Other than as set forth above, the Company is not currently a party to any pending lawsuit or legal proceeding.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 1, 2010 and September 30, 2010, the Company issued the following restricted common stock: (i) 45,161 shares for $8,300 of services by one Non-Accredited Investor, as defined by SEC Rule 501; (ii) 302,058 shares in conversion of $59,750 of debt and accrued interest by four Non-Accredited Investors; (iii) 200,000 shares for $47,000 of public relations services by two Non-Accredited firms; and (iv) 100,000 shares to one Non-Accredited Investor for $17,000 cash. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

SUNRIDGE INTERNATIONAL, INC.

Subsequent Events

Between October 1, 2010 and November 11, 2010, the Company issued the following restricted common stock: (i) 60,417 shares for $8,500 of services by one Non-Accredited Investor, as defined by SEC Rule 501; (ii) 130,000 shares in conversion of $13,000 of debt and accrued interest by three Non-Accredited Investors; (iii) 200,000 shares for $22,000 of public relations services by one Non-Accredited firm; (iv) 790,909 shares to three Non-Accredited Investors for $34,000 cash; and (v) 259,091 shares for $27,500 of consulting services by two Non-Accredited Investors. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

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

SUNRIDGE INTERNATIONAL, INC.

Dated: November 22, 2010	By:	/s/ G. Richard Smith
G. Richard Smith President and Chief Executive Officer (Principal Executive Officer)

Dated: November 22, 2010	By:	/s/ Gary R. Smith
Gary R. Smith Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)