Form 10-Q
period 2010-12-31
SUNRIDGE INTERNATIONAL, INC.
filed 2011-02-22
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

As of February 11, 2011, 47,112,024 shares of the issuer’s common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRIDGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 (Unaudited) and June 30, 2010

	12/31/2010	6/30/2010
ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$—	$—
Accounts Receivable	1,292	8,927
Employee Advances	—	3,400
Prepaid Expenses	67,814	179,814
Inventory	22,364	20,920

TOTAL CURRENT ASSETS	91,470	213,061

Property and Equipment-Net	2,532	2,871

TOTAL ASSETS	$94,002	$215,932

CURRENT LIABILITIES
Notes Payable - Related Parties	190,077	$203,976
Notes Payable	228,229	293,202
Cash Overdraft	4,074	1,633
Accounts Payable	334,655	307,805
Accrued Salaries	66,250	—
Accrued Interest	59,881	44,902

TOTAL LIABILITIES	883,166	851,518

Commitments	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.001 par value; 50,000,000 shares
authorized, zero shares outstanding at December 31, 2010 and June 30, 2010	—	—
Common Stock - $0.001 par value; 550,000,000 shares authorized;
46,386,813 and 42,942,180 shares outstanding at December 31, 2010 and June 30, 2010, respectively	46,386	42,942
Additional Paid In Capital	13,913,312	13,407,088
Accumulated Deficit	(14,748,862)	(14,085,616)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(789,164)	(635,586)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,002	$215,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six & Three Months Ended December 31, 2010 and 2009

	Six Months Ended		Three Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009

PRODUCT REVENUES	$45,433	$7,000	$—	$—
Less: Returns and Allowances	(4,290)	—	(4,290)

Cost of Product Revenues	11,953	2,270	—	—
GROSS PROFIT	29,190	4,730	(4,290)	—

GENERAL & ADMINISTRATIVE EXPENSES
Employee and Consultants Expenses	227,000	185,600	154,500	185,000
Freight	1,292	107	487	93
Auto Expense	4,141	181	586	63
Reorganization Cost	—	189,673	—	189,673
Loss on Stock Issuances	202,165	—	171,234	—
Depreciation	339	399	139	200
Telephone and utilities	5,455	1,839	2,894	593
Bank Service Fees	361	173	104	94
Office Expenses	4,714	1,730	1,905	1,484
Dues and Subscriptions	—	591	—	39
Insurance	18,809	5,345	9,894	5,230
Travel & Entertainment	8,323	1,169	2,350	1,169
Legal and Professional Fees	89,812	108,672	83,608	72,583
Rent Expense	14,012	32,920	—	13,560
Selling and Marketing Expenses	80,402	—	26,249	—
Other General & Operating Expenses	3,966	—	3,326	—
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	660,791	528,399	457,276	469,781

LOSS FROM OPERATIONS	(631,601)	(523,669)	(461,566)	(469,781)

OTHER INCOME (EXPENSE)
Other income	1,205	—	—	—
Interest expense	(32,850)	(30,975)	(15,627)	(15,810)

TOTAL OTHER INCOME (EXPENSES)	(31,645)	(30,975)	(15,627)	(15,810)

NET LOSS	$(663,246)	$(554,644)	$(477,193)	$(485,591)

Basic net income/(loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
				-
Weighted Average Shares Outstanding	44,237,294	40,000,000	45,208,396	40,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended December 31, 2010

			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at JULY 1, 2009	40,000,000	$40,000	$12,386,970	$(13,065,719)	$(638,749)

Common Stock Issued for Services	1,160,855	1,161	327,875		329,036

Common Stock Issued for Debt and Interest	1,781,325	1,781	506,084		507,865

Loss on Stock Issuances	—	—	186,159		186,159

Net loss for the year ended June 30, 2010				(1,019,897)	(1,019,897)
BALANCE AT JUNE 30, 2010	42,942,180	42,942	13,407,088	(14,085,616)	(635,586)

Common Stock Issued for Services	856,430	856	120,944		121,800

Common Stock Issued for Debt and Interest	492,794	493	80,560		81,053

Common Stock Issued for Cash	2,095,409	2,095	102,555		104,650

Loss on Stock Issuances			202,165		202,165

Net loss for the six months ended December 31, 2010				(663,246)	(663,246)

BALANCE AT DECEMBER 31, 2010	46,386,813	$46,386	$13,913,312	$(14,748,862)	$(789,164)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2010 and 2009

	Six Months Ended
	12/31/2010	12/31/2009

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(663,246)	$(554,645)
Adjustments to reconcile net income to net
cash used by operating activities:
Loss on stock issuances	202,165	—
Stock and debt issued for interest and services	126,786	—
Depreciation	339	399
Reorganization Costs	—	189,673
Changes in Assets and Liabilities:
Accounts receivable	7,635	—
Inventory	(1,444)	2,140
Prepaid expenses	112,000	—
Deposits	—	4,520
Accrued salaries	66,250	—
Accounts payable and advances	26,850	299,975
Accrued interest	14,979	25,174
NET CASH USED IN OPERATING ACTIVITIES	(107,686)	(32,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Overdraft borrowings (repayments)	2,441	(2,463)
Repayment on notes payable, related party	(50,978)	(3,700)
Repayment on notes payable	(27,160)	—
Proceeds from stock issuance	104,650	—
Proceeds from borrowings	78,733	39,225
NET CASHPROVIDED BY FINANCING ACTIVITIES	107,686	33,062

NET CHANGE IN CASH & CASH EQUIVALENTS	—	298

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2010 AND 2009	$—	$298

Supplemental disclosure of cash flow information:
Cash paid during the six months for interest	$16,440	$5,801

Non-cash transactions:
Common stock paid for services	121,800	—
Common stock paid for interest	4,986	—
Common stock paid for debt	76,067	—
Cancellation of debt for repayment of employee advances	3,400	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ophthalmic International, Inc. (OI) was incorporated in March 1997 in the state of Nevada. The Company had been a wholly owned subsidiary of Coronado Industries, Inc until January 26, 2007 when the Company and its subsidiaries were purchased from Coronado Industries, Inc. for cash and other consideration.

Tari, Inc. (Tari) was incorporated on May 2, 2001 under the laws of the State of Nevada. It is located in Toronto, Ontario, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The Company fiscal year end is March 31.

In September, 2009 Tari consummated an Agreement of Share Exchange and Plan of Reorganization (The Agreement) with OI. Pursuant to the Agreement Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock shares of OI.

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

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since 1996. Further, the Company has a working capital deficit of $(791,696) and a negative net worth of $(789,164)  as of December 31, 2010, which causes a doubt about the ability of the Company to remain a going concern.  As such, the Company’s auditors have expressed a going concern opinion on the financial statements for the fiscal year ended June 30, 2010

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of  December 31, 2010 and the results of its operations, changes in stockholders’ deficit, and cash flows for the six and three months ended December 31, 2010. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the six and three months ended, December 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) of the Company and its wholly owned subsidiary. All material intercompany transactions, accounts and balances have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recovery of inventory, depreciable lives, realization of net operating losses, and valuation of stock-based transactions.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2010 and June 30, 2010, the Company has not established an allowance for uncollectible accounts receivable. The Company does not record interest income on delinquent receivable balances until it is received. Accounts receivable are generally unsecured.

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

LONG LIVED ASSETS

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

Assumed conversion of convertible promissory notes for approximately 150,000 shares at December 31, 2010 has been excluded from the calculation of diluted net loss per common share as its effect would be anti-dilutive (decreases the loss per share).  In addition, as the Company has a net loss available to common stockholders for the quarters ended December 31, 2010 and 2009, the diluted EPS calculation has been excluded from the financial statements.  As of December 31, 2010 there were no dilutive securities outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2010, that are of significance, or potential significance, to us, except as discussed below.

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

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DEBT AND DEBT CONVERSION

For the 2nd quarter ended December 31, 2010, the Company issued $32,600 of promissory notes.  These promissory notes were for a duration of three months with an interest rate of 10% for the term and a default rate of 12%.

The Company offered the promissory note holders the opportunity to convert their principal and accrued interest into restricted common stock of the Company at various times during the three months ended December 31, 2010.

Conversions took place between October through December 2010, at the closing bid stock prices between $.08 and $.145 per share, and converted $21,303 of principal and interest.

NOTE 4 – EQUITY

Preferred Stock

As of December 31, 2010, our authorized preferred stock is 50,000,000 shares of preferred stock with par value of $0.001 per share. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established. The Company has issued no preferred stock shares as of December 31, 2010.

Common Stock

In September 2009, Tari, Inc. completed a 5-for-1 forward stock split which brought the shares outstanding of Tari, Inc. from 3,890,000 to 19,450,000. The 5-for-1 forward split has been accounted for retroactively for all periods presented.

The President of Tari, Inc. then contributed 12,500,000 shares of common stock to the Company as part of the exchange of shares with OI, leaving 6,950,000 shares outstanding prior to the merger.

In September, 2009, Tari consummated an Agreement of Share Exchange and Plan of Reorganization (the “Agreement”) with OI. Pursuant to the Agreement, Tari agreed to issue an aggregate of 33,050,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock of OI.

During the quarter ended December 31, 2010 the following equity transactions took place:

The Company issued 611,269 shares of common stock totaling $66,500 to various consultants and vendors for services performed.

The Company also issued 190,736 of shares of common stock totaling $21,303 to various note holders for payment of principal and interest.

The Company received $87,650 for the issuance of 1,995,409 shares of common stock.

NOTE 5 – LOSS ON STOCK ISSUANCES

The Company’s promissory note holders were given an incentive to convert the promissory notes to common stock by issuing the stock at a discount from the closing bid trade price. Also, certain consultants were paid in common stock at a discount from the closing bid trade price. As such, the Company recorded a loss on stock issuances of $171,234 on 2,797,414 shares of stock for the quarter ended December 31, 2010.

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2010, G. Richard Smith, the Company's President and a Director, loaned the Company an additional $26,100 and was repaid $37,128.  This debt bears an interest rate of 10% for the term and 12% default per annum thereafter and is currently due on demand.  At December 31, 2010, G. Richard Smith was owed $184,577 by the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a non-cancelable lease agreement for office space in Fountain Hills, Arizona commencing December 1, 2004, through December 15, 2009. Monthly rental payments were $4,520.  After the lease expired, the Company extended the lease to December 31, 2010, at a monthly rate of $4,520. There is no immediate plan to sign a new rental agreement. As of December 31, 2009, the Company had been delinquent in its rent payments. In order to make up past due payments, the Company issued a promissory note dated January 27, 2010 to convert $70,309 in rent and related late and legal fees into a note to pay $17,627 in four quarterly payments for a total principal amount of $70,309, including interest at 12% per annum after July 1, 2010.

The balance of the note as of December 31, 2010 was: $31,554, including accrued interest.

As of December 31, 2010, the Company had amended their lease agreement. The new agreement extends the term of the lease to January 1, 2011 through January 1, 2013. There is no January 2011 lease payment. The base rent for February 2011 through January 2012 will be $4,500 per month, with $3,000 going towards the current rent and $1,500 applied to the note balance. The base rent for February 2012 through January 2013 shall be $4,500 per month, with $3,500 going towards current rent and $1,000 applied to the note balance.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2010 and June 30, 2010.

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

SUNRIDGE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On December 16, 2009, our patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. Our answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly-owned subsidiary, plus court costs of $453 and attorney fees of $1,500.  During the quarter ended December 31, 2010, this arbitration award proceeded to judgment against the parties.

During our fiscal fourth quarter 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. Our answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000.

During the quarter ended September 30, 2010, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint disputes the 80,000 Euros of expense because the complaint contained no accounting of these expenses. As to the matter of $180,000 of employees wages, our answer alleges this employee obtained our agreement to pay this sum through duress and bad faith and this employee ceased working on our behalf previously.  The plaintiff in this case has filed a Motion For Summary Judgment to which we have responded that there are facts still to be determined at trial.  No decision has been made yet by the Court on this motion.

NOTE 8 – SUBSEQUENT EVENTS

Between January 1, 2011 and February 22, 2011, the Company issued the following restricted common stock: (i)  85,000 shares for $4,250 of services; (ii) 351,307 shares in conversion of $23,952 of debt and accrued interest; (iii) 288,904 shares for $11,100 cash. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

SUNRIDGE INTERNATIONAL, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of December 31, 2010 and June 30, 2010, and results of operations of the Company as of and for the periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010.

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

Results of Operations

Quarter Ended December 31, 2010

The Company's had no sales during the quarter ended December 31, 2010 and none in the same quarter of the prior year.

Our total general and administrative expenses decreased slightly in the 2010 quarter in comparison to the 2009 quarter primarily as a result of lower Employee and Consultants Expenses. Legal and Professional Expenses increased slightly during the 2010 quarter over the prior year as a result of the increased litigation with creditors.  Public Relations Expense increased in the 2010 quarter from the 2009 quarter because there were no such expenses in the prior year period.  We had no Reorganization Cost in the 2010 quarter, but we did incur $171,234 of Loss on Stock Issuances during the 2010 quarter as a result of repayment of debt with our common stock at a discount to market value. Our Employees and Consultants Expenses will likely increase in 2011 as we commence paying salaries to our officers and hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur substantial loss on stock issuances in the future because our creditors demand a discount when converting debt to restricted stock. We are likely to incur substantial research and development expenses in 2011 as we commence our clinical studies in Canada.  There is no assurance that we will ever be profitable.

SUNRIDGE INTERNATIONAL, INC.

Liquidity and Capital Resources

We suffered a severe liquidity shortage in fiscal years 2009 and 2010. From October 1, 2010 to December 31, 2010, we borrowed a total of $32,600.  These loans bear annual interest of 10% to 12% per annum and all of the loans are due on demand or prior to June 30, 2011.  During the quarter ended December 31, 2010 our interest expense decreased by 1.2% ($183) in comparison to the quarter ended December 31, 2009 as a result of conversion of debt to Company common stock during the prior year.  During the quarter ended December 31, 2010, we repaid $21,303 of debt, interest and services by issuing common stock.

As of December 31, 2010, G. Richard Smith, the Company’s President and a Director, loaned the Company an additional $26,100 and was repaid $37,128.  This debt bears an interest rate of 10% for the term, and 12% per annum thereafter, and is due on demand.  At December 31, 2010, G. Richard Smith was owed $184,577 by the Company.

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

During the quarter ended December 31, 2010 we commenced attempts to secure funding to open one or more glaucoma treatment clinics in Canada.  We presently estimate we would require approximately $800,00 to $1,000,000 of working capital for the first year's expenses for each new Canadian treatment clinic.  Presently, we have no agreements or arrangements to obtain such funding and there are no assurances such funding can be obtained.

The consolidated financial statements contained in this Form 10-Q have been prepared assuming we will continue to operate and do not include any adjustments that might be necessary if we are unable to continue as a going concern. As a result, our independent registered public accountants have issued a going concern explanatory paragraph to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2010, and that qualification would have been extended through the quarter ended December 31, 2010.

Six Months Ended December 31, 2010

The Company's revenues in the six-month period ended December 31, 2010 were $45,433, an increase of $38,433 from the prior year period. This sales increase resulted from the marketing efforts of our Chinese distributor.  Our gross margin decreased slightly (3.4%) in the 2010 period in comparison to the 2009 period, as a result of $4,290 or returns during the 2010 period.

Our general and administrative expenses increased by over 25% in the 2010 six-month period in comparison to the 2009 period as a result of a 22.3% increase in Employees and Consultants Expenses from the prior year.  Employees and Consultants Expenses increased as a result of our President and a consultant accruing salaries for the first time.  Legal and Professional Expenses decreased slightly during 2010 period as a result of the reverse acquisition of SunRidge by Ophthalmic International, Inc. being completed in the prior year.  Public Relations Expense increased in the 2010 period from the 2009 period because there were no such expenses in the prior year period. Insurance expenses increased in the 2010 period from the 2009 period because we have distribution agreements covering more countries now than in the prior year.  Our Rent Expense decreased during the 2010 period as a result of our landlord abating our rent during the last calendar quarter of the 2010 year. Our Employees and Consultants Expenses will likely increase in 2011 as we hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur substantial research and development expenses in 2011 as we commence on clinical studies in Canada.  There is no assurance that we will ever be profitable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

SUNRIDGE INTERNATIONAL, INC.
Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management conducted a thorough review of all significant or non-routine adjustments for the quarter ended December 31, 2010.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of their knowledge, believes that the unaudited consolidated financial statements for the quarter ended December 31, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

SUNRIDGE INTERNATIONAL, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

On December 16, 2009, our patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. Our answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly-owned subsidiary, plus court costs of $453 and attorney fees of $1,500.  During the quarter ended December 31, 2010, this arbitration award proceeded to judgment against the parties.

During our fiscal fourth quarter 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. Our answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000.

During the quarter ended September 30, 2010, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint disputes the 80,000 Euros of expense because the complaint contained no accounting of these expenses. As to the matter of $180,000 of employees wages, our answer alleges this employee obtained our agreement to pay this sum through duress and bad faith and this employee ceased working on our behalf previously.  The plaintiff in this case has filed a Motion For Summary Judgment to which we have responded that there are facts still to be determined at trial.  No decision has been made yet by the Court on this motion.

Other than as set forth above, the Company is not currently a party to any pending lawsuit or legal proceeding.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 1, 2010 and December 31, 2010, the Company issued the following restricted common stock: (i) 611,269 shares for $66,500 of services by 4 Non-Accredited Investor, as defined by SEC Rule 501; (ii) 190,736 shares in conversion of $21,303 of debt and accrued interest by 4 Non-Accredited Investors; and (iii) 1,995,409 shares to 4 Non-Accredited Investors and 1 Accredited Investor for $87,650 cash. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

SUNRIDGE INTERNATIONAL, INC.

Subsequent Events

Between January 1, 2011 and February 22, 2011, the Company issued the following restricted common stock: (i) 85,000 shares for $4,250 of services; (ii) 351,307 shares in conversion of $23,952 of debt and accrued interest; and (iii) 288,904 shares for $11,100 cash.

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

________________
* Filed herewith.

SUNRIDGE INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.

Dated: February 22, 2011	By:	/s/ G. Richard Smith
G. Richard Smith President and Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2011	By:	/s/ Gary R. Smith
Gary R. Smith Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)