Form 10-K/A
period 2010-03-30
SUNRIDGE INTERNATIONAL, INC.
filed 2011-04-06
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number:  001-31669

SUNRIDGE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0348905
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16857 E. Saguaro Blvd. Fountain Hills, Arizona	85268
(Address of principal executive offices)	(Zip Code)

(480) 837-6165
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer at November 11, 2010, was $1,237,997.

At March 31, 2011, 48,368,690 shares of Sunridge International, Inc. common stock were outstanding.

EXPLANATORY NOTE

Sunridge International, Inc. (referred to in this annual report as “we,” “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to provide (i) revised information related to number of shares issued and the loss on stock issuances in Note 5 – Loss on Stock Issuances, (ii) revised information related to amount owed to the Company’s president in Note 6 – Related Party Transactions, (iii) included management’s report on internal control over financial reporting in Note 9A – Controls and Procedures. The Company is also updating its lists of exhibits in Item 15 of this report to include the revised certifications to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K and the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original 10-K.

NOTE 5 – LOSS ON STOCK ISSUANCES

The Company’s promissory note holders were given an incentive to convert the promissory notes to common stock by issuing the stock at a discount from the closing bid trade price. As such, the Company recorded a loss on stock issuances of $186,159 on 2,942,180 shares of stock as of June 30, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

From July 1, 2009 to June 30, 2010, G. Richard Smith, the Company's President and a Director, loaned the Company an additional $70,647 and was repaid $57,397.  This debt bears an interest rate of 10% for the term and 12% default per annum after and is due on demand.  At June 30, 2010, G. Richard Smith was owed $225,099 by the Company comprised of $199,976 in notes payable – related parties and $25,123 in accrued interest.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of June 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2) Financial Statements and Schedules.

The information required by this item is included in Part II Item 8 of the original 10-K.

(b)	Exhibits

See Exhibit Index.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated September 5, 2009, by and among Sunridge International Inc. and Ophthalmic International, Inc. (1)
3.1	Articles of Exchange filed with the Nevada Secretary of State on July 23, 2009 (2)
3.2	Certificate of Change filed with the Nevada Secretary of State on August 4, 2009 (3)
21	Subsidiaries of the Registrant *
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed October 5, 2009.
(3)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed October 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.

/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer

Date: April 6, 2011