Form 10-K/A
period 2010-06-30
SUNRIDGE INTERNATIONAL, INC.
filed 2011-05-20
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At May 16, 2011, 49,322,619 shares of Sunridge International, Inc. common stock were outstanding.

EXPLANATORY NOTE

Sunridge International, Inc. (referred to in this annual report as “we,” “us” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (the “Original 10-K”), as first amended on April 6, 2011.

This Amendment is being filed to amend the Original 10-K to provide (i) the inclusion of critical accounting policies, judgments, and estimates in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) updated information regarding the assumption of debt associated with the Plan of Reorganization in Note 1 – Organization and Description of Business, (iii) revised information regarding prepaids in Note 2 – Summary of Significant Accounting Policies, (iv) revised information related to number of shares issued and the loss on stock issuances in Note 5 – Loss on Conversion of Debt, (v) revised information related to amount owed to the Company’s president in Note 6 – Related Party Transactions, (vi) revised information related to commitments and contingencies in Note 9, and (vii) included management’s report on internal control over financial reporting and removal of material weakness for lack of testing in Item 9A – Controls and Procedures. The Company is also updating its lists of exhibits in Item 15 of this report to include the revised certifications to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K and the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original 10-K.

SUNRIDGE INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

There are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collection is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. The standard products do not have customer acceptance criteria. We have standard rights of return that are accounted for as a warranty provision, although it is deemed immaterial at this time. We do not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue will be recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, revenue will be recognized upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions may have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, we will recognize the revenue on each deliverable as it is delivered, if separable, or on the completion of all deliverables, if not separable.

Debt and Equity-Based transactions

We have received capital investment in exchange for promissory notes. These promissory notes are typically short-term and are issued at fair market rates at the time of the issuance. From time to time, we have offered the promissory note holders the opportunity to convert their promissory notes to common stock. As an incentive to induce the conversion, we offered the promissory note holders a conversion price at a discount to the closing price of our common stock on the date of the election to convert. We recognize these discounts as a loss on stock issuances.

Allowance for Bad Debts

We maintain an allowance for potential credit losses based on historical experience and other information available to management.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
November 15, 2010, except for Note 13, as to which the date is May 18, 2011

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

As a part of the completion of this Agreement, the Company assumed certain debt in the amount of $138,193 from the former President. This debt was unsecured and was non-interest bearing. The Company recorded it as notes payable and subsequently converted to common stock as of June 30, 2010.

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

PREPAIDS

At June 30, 2010, the Company had $179,814, or 83% of total assets, recorded as prepaid services. This amount is related to the issuance of 800,000 shares of common stock, valued at $224,000, for professional services to be performed over a one year period ending April 18, 2011, which is being amortized on a straight-line basis over the service period. As of June 30, 2010, $179,814 was unearned and recorded as prepaid.

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

The Company had one significant customer accounting for 89% and 0% of total revenues during the year ended June 30, 2010 and 2009. There were no accounts receivable from this customer at June 30, 2010 and 2009.

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

CONTINGENCIES

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

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

NOTE 5 – LOSS ON CONVERSION OF DEBT

The Company’s promissory note holders were given an incentive to convert the promissory notes to common stock by issuing the stock at a discount from the closing bid trade price. As a result of promissory note holders electing to convert their debt to common stock, the Company recorded a loss in the amount of $186,159 on the conversion of 1,781,325 shares of common stock.

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

Contingent Liability

The Company had a consulting agreement with Francesco Aspes whereby a clause stated that the Company would reimburse Mr. Aspes for documented expenses, up to a maximum of 80,000 euros (or $109,000 USD currently). There is a claim by Mr. Aspes for the maximum amount, however, the Company believes that the reimbursement claim is unenforceable as no underlying documentation in support of this claim has been received. Therefore, the Company believes that it is reasonably possible that no loss has been incurred. As such, there is no accrued expense related to the potential reimbursement at June 30, 2010.

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

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the financial statements and revised, updated, and/or modified certain footnotes and disclosures to provide (i) updated information regarding the assumption of debt associated with the Plan of Reorganization in Note 1 - Organization and Description of Business, (ii) revised information regarding prepaids in Note 2 - Summary of Significant Accounting Policies (iii) revised information related to number of shares issued and the loss on stock issuances in Note 5 - Loss on Conversion of Debt, (iv) revised information related to amount owed to the Company's president in Note 6 - Related Party Transactions, and (v) revised information related to commitments and contingencies in Note 9.

The restatement does not affect the Balance Sheet, Statement of Operations, Statement of Owners’ Equity, or Statement of Cash flows as filed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on November 15, 2010 (the “Original 10-K”) as first amended on April 6, 2011.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, the Company determined that there was a control deficiency that constituted a material weakness, as described below.

•
The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of year end adjustments that are significant or non-routine. This material weakness resulted in errors in the preliminary June 30, 2010 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to this material weakness, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

The Company is in the process of developing and implementing a remediation plan to address this material weakness as described above.

The Company has taken the following actions to improve internal control over financial reporting:

•	During the remaining period through the year ending June 30, 2011, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

•
During the remaining period through the year ending June 30, 2011, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the year ended June 30, 2010. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

We have assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of June 30, 2010, our internal control over financial reporting was not effective.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2) Financial Statements and Schedules.

The information required by this item is included in Part II Item 8 of the original 10-K.

(b)	Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.

/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer

Date: May 19, 2011