Form 10-Q
period 2011-03-31
SUNRIDGE INTERNATIONAL, INC.
filed 2011-05-23
CIK 1140382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  001-31669

SUNRIDGE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0348905
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

16857 E. Saguaro Blvd.
Fountain Hills, Arizona 85268
(Address of principal executive offices)

(480) 837-6165
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ Not applicable.

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

As of May 16, 2011, 49,272,619 shares of the issuer’s common stock were outstanding.

SUNRIDGE INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SUNRIDGE INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2011 (Unaudited) and June 30, 2010

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$660	$-
Accounts receivable	2,566	8,927
Employee advances	-	3,400
Prepaid expenses and other assets	11,814	179,814
Inventory	18,077	20,920
Total current assets	33,117	213,061

Property and equipment, net	2,513	2,871
Total assets	$35,630	$215,932

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable - related parties	$161,751	$203,976
Notes payable	225,229	293,202
Cash overdraft	-	1,633
Accounts payable	366,804	307,805
Accrued salaries	141,900	-
Accrued interest	70,847	44,902
Total liabilities	966,531	851,518

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 550,000,000 shares authorized;
48,468,690 and 42,942,180 shares issued and outstanding as
of March 31, 2011 and June 30, 2010, respectively	48,468	42,942
Additional paid-in capital	14,046,145	13,407,088
Accumulated deficit	(15,025,514)	(14,085,616)
Total Stockholders' Equity (Deficit)	(930,901)	(635,586)
Total Liabilities and Stockholders' Equity (Deficit)	$35,630	$215,932

See accompanying unaudited notes to the condensed consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

PRODUCT REVENUES	$11,310	$18,761	$56,743	$25,761
Less: Returns and allowances	-	-	(4,290)	-
NET REVENUE	11,310	18,761	52,453	25,761
Cost of product revenues	7,112	4,141	19,064	6,411
GROSS PROFIT	4,198	14,620	33,389	19,350

GENERAL & ADMINISTRATIVE EXPENSES
Employee and consultants expenses	120,900	24,650	347,900	210,250
Freight	432	1,686	1,724	1,792
Auto expense	3,012	-	7,152	-
Reorganization cost	-	-	-	189,673
Loss on stock issuances	55,775	170,807	257,940	170,807
Depreciation	19	200	358	599
Telephone and utilities	2,422	2,709	7,877	4,548
Bank service fees	47	-	408	-
Office expenses	1,144	2,289	5,858	4,019
Insurance	3,297	7,845	22,106	13,190
Travel & entertainment	-	3,127	8,323	4,296
Legal and professional fees	86,741	34,886	176,553	143,558
Rent expense	6,000	13,560	20,012	46,480
Selling and marketing expenses	675	36,086	81,078	36,086
FDA expense	-	2,008	-	2,008
Other general & operating expenses	483	1,751	4,449	2,696
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	280,947	301,604	941,738	830,002

LOSS FROM OPERATIONS	(276,749)	(286,984)	(908,349)	(810,652)

OTHER INCOME (EXPENSE)
Other income	10,065	-	11,270	-
Interest expense	(9,968)	(42,120)	(42,819)	(73,095)

TOTAL OTHER INCOME (EXPENSES)	97	(42,120)	(31,549)	(73,095)

NET LOSS	$(276,652)	$(329,104)	$(939,898)	$(883,747)

Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	47,414,721	40,007,222	45,296,437	40,002,381

See accompanying unaudited notes to the condensed consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the Nine Months Ended March 31, 2011
(Unaudited)

					Stockholders'
	Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2010	42,942,180	$42,942	$13,407,088	$(14,085,616)	$(635,586)

Common Stock Issued for Services	1,266,430	1,266	135,034	-	136,300

Common Stock Issued for Debt and Interest	844,101	844	103,800	-	104,644

Common stock issued for cash	3,415,979	3,416	142,283	-	145,699

Loss on stock issuances	-	-	257,940	-	257,940

Net loss for the nine months ended March 31, 2011	-	-	-	(939,898)	(939,898)

Balance at March 31, 2011	48,468,690	$48,468	$14,046,145	$(15,025,514)	$(930,901)

See accompanying unaudited notes to the condensed consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010
 (Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(939,898)	$(883,747)
Adjustments to reconcile net loss to net cash used in operating activities-
Loss on stock issuances	257,940	170,807
Stock and debt issued for interest and services	145,190	65,786
Depreciation	358	598
Reorganization Costs	-	189,673
Changes in Assets and Liabilities:
Accounts receivable	6,361	(4,065)
Inventory	2,843	3,556
Prepaid expenses	168,000	-
Deposits	-	4,520
Accrued salaries	141,900	-
Accounts payable and advances	58,999	233,086
Accrued interest	25,945	27,662
Net cash used in operating activities	(132,362)	(192,124)

Cash flows from investing activities:
Proceeds from reorganization	-	1,027
Net cash provided by investing activities	-	1,027

Cash flows from financing activities:
Overdraft borrowings (repayments)	(1,633)	(2,463)
Repayment on notes payable, related party	(70,406)	(26,700)
Repayment on notes payable	(30,160)	(6,000)
Proceeds from stock issuance	145,699	-
Proceeds from borrowings	89,522	257,337
Net cash provided by financing activities	133,022	222,174

Net increase in cash and cash equivalents	660	31,077

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$660	$31,077

Supplemental Disclosures:
Interest paid	$7,984	$20,432

Non cash transactions:
Issuance of common stock for services	136,300	70,786
Issuance of common stock for interest	8,890	53,229
Issuance of common stock for debt	95,754	383,405
Cancellation of debt for repayment of employee advances	3,400	-

See accompanying unaudited notes to the condensed consolidated financial statements.

SUNRIDGE INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of the Business and Summary of Significant Accounting Policies

Ophthalmic International, Inc. (OI) was incorporated in March 1997 in the state of Nevada. The Company had been a wholly owned subsidiary of Coronado Industries, Inc. until January 26, 2007 when the Company and its subsidiaries were purchased from Coronado Industries, Inc. for cash and other consideration.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on November 15, 2010.

Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since 1996. Further, the Company has a working capital deficit of approximately $933 thousand and a negative net worth of approximately $931 thousand as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that, if additional financing is needed, we would be able to obtain financing on terms acceptable to us, if at all. As such, the Company’s independent registered public accounting firm has expressed a going concern opinion on the consolidated financial statements for the fiscal year ended June 30, 2010.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If the Company were unable to continue as a going concern, substantial adjustments would be necessary to the carrying value of assets, the reported amounts of liabilities, reported revenues and expenses and balance sheet classifications.

Management plans to monitor the Company’s liquidity, carefully work to reduce the uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations and address the Company’s cash needs. Realization of management’s plans is dependent on the Company’s ability to finalize certain transactions which are inherently risky and difficult to predict as to timing.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Significant estimates include, but are not limited to, collectability of accounts receivable, recovery of inventory, depreciable lives of fixed assets, realization of net operating loss carryforwards, and valuation of stock-based transactions.  Actual results may vary from the estimates that were assumed in preparing the condensed consolidated financial statements.

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

Accounting Developments

With the exceptions of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, that are of significance, or potential significance to the Company.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity (deficit) of the Company and its wholly owned subsidiary. All material intercompany transactions, accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Prepaids

As of March 31, 2011, the Company had $11,814, or approximately 33% of total assets, recorded as prepaid expenses. This amount is related to the issuance of 800,000 shares of common stock, valued at $224,000, for professional services to be performed over a one year period ending April 18, 2011. As of March 31, 2011, $11,814 was unearned and recorded as a prepaid expense.

Inventories

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

Accounts Receivable

The Company follows the allowance method of recognizing uncollectible accounts receivable.  The Company recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2011 and June 30, 2010, the Company has not established an allowance for uncollectible accounts receivable. The Company does not record interest income on delinquent receivable balances until it is received. Accounts receivable are generally unsecured.

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

Deferred Income Taxes

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. The effect of the recapitalization is included in all periods presented.

The Company has a net loss available to common stockholders for the periods ended March 31, 2011 and 2010, the diluted EPS calculation has been excluded from the financial statements.  As of March 31, 2011, and 2010, there were no dilutive securities outstanding.

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

Note 2 – Debt and Debt Conversion

For the three and nine months ended March 31, 2011, the Company issued $2,990 and $89,522 of promissory notes, respectively.  These promissory notes were for a duration of three months with an interest rate of 10% for the term and a default rate of 12%.

The Company offered the promissory note holders the opportunity to convert their principal and accrued interest into restricted common stock of the Company at various times during the three and nine months ended March 31, 2011.

For the three months ended March 31, 2011, conversions took place at the closing bid stock prices between $.04 and $.09 per share, and converted $23,591 of principal and interest. For the nine months ended March 31, 2011, conversions took place at the closing bid stock prices between $.04 and $.30 per share, and converted $104,644 of principal and interest.

Note 3– Equity

Preferred Stock

As of March 31, 2011, our authorized preferred stock is 50,000,000 shares of preferred stock with par value of $0.001 per share. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established. The Company has issued no preferred stock shares as of March 31, 2011.

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

During the three months ended March 31, 2011 the following equity transactions took place:

The Company issued 410,000 shares of common stock valued at $14,500 to various consultants and vendors for services performed. The Company also issued 351,307 shares of common stock valued at $23,591 to various note holders for payment of principal and interest. The Company received $41,050 for the issuance of 1,320,570 shares of common stock of which $36,050 for 1,220,570 shares was from related parties.

During the nine months ended March 31, 2011 the following equity transactions took place:

The Company issued 1,266,430 shares of common stock valued at $136,300 to various consultants and vendors for services performed. The Company also issued 844,101 shares of common stock valued at $104,644 to various note holders for payment of principal and interest. The Company received $145,699 for the issuance of 3,415,979 shares of common stock of which $59,700 for 1,800,070 shares was from related parties.

Note 4 – Loss on Stock Issuance

Incentives were given by the Company for issuance of common stock for cash, conversion of promissory notes for common stock, and payment of certain consultants with common stock. The incentive was for stock to be issued at a discount from the closing bid trade price. As such, the Company recorded a loss on stock issuances of $55,775 on 1,896,877 shares of common stock for the three months ended March 31, 2011. For the nine months ended March 31, 2011, the Company recorded a loss on stock issuances of $257,940 on 5,211,510 shares of common stock.

Note 5 – Related Party Transactions

During the three months ended March 31, 2011, G. Richard Smith, the Company's President and a Director, loaned the Company $1,540 and was repaid $29,347.  For the nine months ended March 31, 2011, G. Richard Smith loaned the Company $58,386 and was repaid $101,592. This debt bears an interest rate of 10% for the term and 12% default per annum thereafter and is currently due on demand.  At March 31, 2011, G. Richard Smith was owed $156,770 by the Company.

During the three months ended March 31, 2011, the Company issued 1,220,570 shares of common stock to related parties for $36,050 in cash, 170,000 shares of common stock for wages valued at $8,500, and 301,307 shares of common stock for debt and interest payments valued at $21,091. For the nine months ended March 31, 2011, the Company issued 1,800,070 shares of common stock to related parties for $59,700 in cash, 367,339 shares of common stock for wages valued at $33,800, and 379,690 shares of common stock for debt and interest payments valued at $31,394.

Subsequent to March 31, 2011, the Company issued 56,667 shares of common stock for $1,700 in cash, 183,522 shares of common stock for wages valued at $8,500, and 100,000 shares for debt and interest payments valued at $3,000.

Note 6 – Commitments and Contingencies

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

The balance of the note as of March 31, 2011 was $31,872, including accrued interest.

As of December 31, 2010, the Company had amended their lease agreement. The new agreement extends the term of the lease to January 1, 2013. There is no January 2011 lease payment. The base rent for February 2011 through January 2012 will be $4,500 per month, with $3,000 going towards the current rent and $1,500 applied to the note balance. The base rent for February 2012 through January 2013 shall be $4,500 per month, with $3,500 going towards current rent and $1,000 applied to the note balance.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2011 and June 30, 2010.

Contingent Liability

The Company had a consulting agreement with Francesco Aspes whereby a clause stated that the Company would reimburse Mr. Aspes for documented expenses, up to a maximum of 80,000 euros (or $109,000 USD currently). There is a claim by Mr. Aspes for the maximum amount, however, the Company believes that the reimbursement claim is unenforceable as no underlying documentation in support of this claim has been received. Therefore, the Company believes that it is reasonably possible that no loss has been incurred. As such, there is no accrued expense related to the potential reimbursement at March 31, 2011.

Litigation

In December 2009, our patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. Our answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly-owned subsidiary, plus court costs of $453 and attorney fees of $1,500. During the period ended December 31, 2010, this arbitration award proceeded to judgment against the parties. As of March 31, 2011, there is a remaining balance of $5,300 which is recorded as accounts payable on the condensed consolidated financial statements.

In October 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. Our answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000. As of March 31, 2011, the $10,000 was recorded as a note payable on the condensed consolidated financial statements.

In October 2010, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint disputes the 80,000 Euros of expense because the complaint contained no accounting of these expenses. As to the matter of $180,000 of employees wages, our answer alleges this employee obtained our agreement to pay this sum through duress and bad faith and this employee ceased working on our behalf previously.  The plaintiff in this case has filed a Motion For Summary Judgment to which we have responded that there are facts still to be determined at trial.  No decision has been made yet by the Court on this motion.

All litigation settlement expenses are included in general and administrative costs.

Note 7 – Subsequent Events

Subsequent to March 31, 2011, the Company issued the following restricted common stock: (i) 183,522 shares for $8,500 of services; (ii) 563,740 shares in conversion of $25,437 of debt and accrued interest; (iii) 56,667 shares for $1,700 cash. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Disclosure

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

General

The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Overview

The following is a discussion of the financial condition of the Company as of March 31, 2011 and June 30, 2010, and results of operations of the Company for the periods ended March 31, 2011 and 2010.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010.

Description of the Company

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Total revenues for the three months ended March 31, 2011 were $11,310, compared to total revenues of $18,761 for the three months ended March 31, 2010, a decrease of approximately 39.7%. This decrease is attributable to the timing of sales made during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Operating Costs

Total cost of product revenues increased $2,971 to $7,112 for the three months ended March 31, 2011, from $4,141 for the three months ended March 31, 2010, an increase of approximately 72%. This increase in primarily attributable to a one time write-down of inventory during the three months ended March 31, 2011.

Total general and administrative expenses decreased $20,657 to $280,947 for the three months ended March 31, 2011, from $301,604 for the three months ended March 31, 2010.  This reduction is due primarily to lower expense associated with the loss on stock issuances, offset by increases in employee and consulting expenses and legal and professional fees.  Loss on stock issuances decreased $115,032 to $55,775 for the three months ended March 31, 2011, from $170,807 for the three months ended March 31, 2010, as a result of repayment of less debt with our common stock at a discount to market value in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Employee and consultant expenses increased $96,250 to $120,900 for the three months ended March 31, 2011, from $24,650 for the three months ended March 31, 2010, as a result of increased consulting expense associated with an investor relations consultant. Legal and professional fees increased $51,855 to 86,741 for the three months ended March 31, 2011, from $34,886 for the three months ended March 31, 2010, as a result of the increased legal expenses associated with counsel on litigation contract negotiation matters.

Interest expense decreased $32,152 to $9,968 for the three months ended March 31, 2011, from $42,120 for the three months ended March 31, 2010. This decrease is related to the reduction in debt during the period.

Our Employee and Consultant Expenses will likely increase in 2011 as we anticipate incurring cost associated with our officers and hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur substantial loss on stock issuances in the future because our creditors demand a discount when converting debt to restricted stock. We are likely to incur substantial research and development expenses in 2011 as we commence our clinical studies in Canada.  There is no assurance that we will ever be profitable.

Nine Months Ended March 31, 2011, Compared to Nine Months Ended March 31, 2010

Revenues

Total revenues for the nine months ended March 31, 2011, less $4,290 in returns and allowances, were approximately $52,453, compared to total revenues of $25,761 for the nine months ended March 31, 2010, an increase of $26,692 or approximately 104%. This increase is a result of our increase in distribution agreements and their associated increased orders.

Operating Costs

Total cost of product revenues increased $12,653 to $19,064 for the nine months ended March 31, 2011, from $6,411 for the three months ended March 31, 2010, an increase of approximately 197%. This increase is a direct result of the increase in sales for the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010.

Total general and administrative expenses increased $111,736, or approximately 13.5%, to $941,738 for the nine months ended March 31, 2011, from $830,002 for the nine months ended March 31, 2010.  This increase is due primarily to higher expenses related to costs associated with employee and consulting expenses, loss on stock issuances, selling and marketing expenses, and increased legal and professional fees, offset by a decrease in reorganization costs. Employee and consultant expense increased $137,650, or approximately 66% to $347,900 for the nine months ended March 31, 2011, from $210,250 for the nine months ended March 31, 2010, as a result of increased consulting expense associated with an investor relations consultant. Loss on stock issuances increased $87,133, or approximately 51%, to $257,940 for the nine months ended March 31, 2011, from $170,807 for the nine months ended March 31, 2010, as a result of repayment of less debt with our common stock at a discount to market value in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. Selling and marketing expense increased $44,992, or approximately 125%, to $81,078 for the nine months ended March 31, 2011, from $36,086 for the nine months ended March 31, 2010, as a result of increased efforts to market our products. Legal and professional fees increased $32,995, or approximately 23%, to $176,553 for the nine months ended March 31, 2011, from $143,558 for the nine months ended March 31, 2010, as a result of the increased legal expenses associated with counsel on litigation contract negotiation matters.

Interest expense decreased $31,086 to $42,819 for the nine months ended March 31, 2011, from $73,905 for the nine months ended March 31, 2010. This decrease is related to the reduction in debt during the period.

Our Employee and Consultant Expenses will likely increase in 2011 as we commence paying salaries to our officers and hire additional personnel, assuming we can obtain sufficient working capital. We are likely to incur substantial loss on stock issuances in the future because our creditors demand a discount when converting debt to restricted stock. We are likely to incur substantial research and development expenses in 2011 as we commence our clinical studies in Canada.  There is no assurance that we will ever be profitable.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $660 in cash and cash equivalents.

Cash used in operating activities was $132,362 for the nine months ended March 31, 2011, compared to cash used in operating activities of $192,124 for the nine months ended March 31, 2010. This decrease is attributable primarily to a decrease in reorganization fees and accounts payable offset by increases in stock and debt issued for interest and services, prepaid expenses, and accrued salaries. For the nine months ended March 31, 2011, there were no reorganizational costs compared to $189,673 for the nine months ended March 31, 2010. The change in accounts payable for the nine months ended March 31, 2011 was $58,999 compared to $233,086 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, the change in stock and debt issued for interest and services was $145,190 compared to $65,786 for the nine months ended March 31, 2010. The change in prepaid expenses increase to $168,000 for the nine months ended March 31, 2011 compared to no related expense in the nine months ended March 31, 2010. The change in accrued salaries was $141,900 for the nine months ended March 31, 2011 compared to no related expense in the nine months ended March 31, 2010.

Cash provided by investing activities was $0 for the nine months ended March 31, 2011, compared to cash provided of $1,027 for the nine months ended March 31, 2010.

Cash provided by financing activities was $133,022 for the nine months ended March 31, 2011, compared to $222,174 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, cash provided by financing activities consisted predominately of $145,699 in proceeds from stock issuance and $89,522 in proceeds from borrowings, offset by cash used consisting of a repayment of $1,633 from overdraft borrowings, $70,406 repayment of related party notes payable, and $30,160 repayment of notes payable. For the nine months ended March 31, 2010, cash provided consisted of $257,337 from the proceeds of borrowings offset by the cash used consisting of a repayment of $2,463 from overdraft borrowings, $26,700 repayment of related party notes payable, and $6,000 repayment on notes payable.

We suffered a severe liquidity shortage in fiscal years 2009 and 2010. From July 1, 2010 to March 31, 2011, we borrowed a total of $89,522.  These loans bear annual interest of 10% to 12% per annum and all of the loans are due on demand or prior to June 30, 2011.  During the three months ended March 31, 2011 our interest expense decreased $32,152 to $9,968 from $42,120 for the three months ended March 31, 2010 as a result of conversion of debt to Company common stock during the prior year.  During the quarter ended March 31, 2011, we repaid $38,091 of debt, interest and services by issuing common stock.

During the quarter ended March 31, 2011, G. Richard Smith, the Company's President and a Director, loaned the Company an additional $1,540 and was repaid $29,347.  This debt bears an interest rate of 10% for the term and 12% default per annum thereafter and is currently due on demand.  At March 31, 2011, G. Richard Smith was owed $156,770 by the Company.

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

During the quarter ended March 31, 2011 we commenced attempts to secure funding to open one or more glaucoma treatment clinics in Canada.  We presently estimate we would require approximately $800,000 to $1,000,000 of working capital for the first year's expenses for each new Canadian treatment clinic.  Presently, we have no agreements or arrangements to obtain such funding and there are no assurances such funding can be obtained.

The condensed consolidated financial statements contained in this Form 10-Q have been prepared assuming we will continue to operate and do not include any adjustments that might be necessary if we are unable to continue as a going concern. As a result, our independent registered public accountants have issued a going concern explanatory paragraph to their audit report on our consolidated financial statements for the fiscal year ended June 30, 2010, and that qualification would have been extended through the quarter ended March 31, 2011.

Accounting Developments

With the exceptions of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2011, that are of significance, or potential significance to the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of March 31, 2011 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management conducted a thorough review of all significant or non-routine adjustments for the quarter ended March 31, 2011.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of their knowledge, believes that the unaudited condensed consolidated financial statements for the quarter ended March 31, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2011, we retained the services of a financial professional. We expect that by having more financial expertise, we will be able to improve our internal control over financial reporting. During the quarter ended March 31, 2011 we have made no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2009, our patent attorneys, Meschkow & Gresham, P.L.C., filed a lawsuit (CV 2009-037698) in the Superior Court for Maricopa County, Arizona against the Company and Mr. Richard Smith for breach of contract in the failure to pay for legal services in the amount of $12,063 plus costs and legal fees. Our answer to the complaint admitted that legal services had been provided but claimed no knowledge of the value of those services. This case was transferred to arbitration and an award was rendered in the amount of $8,064 against G. Richard Smith, our President and Director, his wife, Karen Smith and the Ophthalmic International, Inc., our wholly-owned subsidiary, plus court costs of $453 and attorney fees of $1,500. During the quarter ended December 31, 2010, this arbitration award proceeded to judgment against the parties. As of March 31, 2011, there is a remaining balance of $5,300 which is recorded as accounts payable on the condensed consolidated financial statements.

In October 2010, Charles E. Brokup filed a lawsuit (CV 2010-054295) in Superior Court for Maricopa County, Arizona against Ophthalmic International, Inc. and Mr. G. Richard Smith for breach of promise to pay $10,000 principal on a promissory note and $1,000 per month in interest. Our answer to the complaint admitted that the principal amount of $10,000 was owed but denies that more than legal interest is owed after the first month expressly stated interest of $1,000. As of March 31, 2011, the $10,000 was recorded as a note payable on the condensed consolidated financial statements.

In October 2010, Francesco Aspes, our former European marketing consultant, filed a lawsuit (CV 2010-028530) in the Superior Court for Maricopa County, Arizona against the Company for failure to pay him $180,000 of employee wages earned previously plus 80,000 Euros of expenses incurred as an employee of the Company. Our answer to this complaint disputes the 80,000 Euros of expense because the complaint contained no accounting of these expenses. As to the matter of $180,000 of employees wages, our answer alleges this employee obtained our agreement to pay this sum through duress and bad faith and this employee ceased working on our behalf previously.  The plaintiff in this case has filed a Motion For Summary Judgment to which we have responded that there are facts still to be determined at trial.  No decision has been made yet by the Court on this motion.

Other than as set forth above, the Company is not currently a party to any pending lawsuit or legal proceeding.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2011 and March 31, 2011, the Company issued the following restricted common stock: (i) 410,000 shares for $14,500 of services performed by two Non-Accredited Investors, as defined by SEC Rule 501; (ii) 351,307 shares in conversion of $23,591 of debt and accrued interest by three Non-Accredited Investors; and (iii) 1,320,570 shares to five Accredited Investors for $41,050 cash of which $36,050 for 1,220,570 shares was from related parties. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

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

Subsequent Events

Subsequent to March 31, 2011, the Company issued the following restricted common stock: (i) 183,522 shares for $8,500 of services; (ii) 563,740 shares in conversion of $25,437 of debt and accrued interest; (iii) 56,667 shares for $1,700 cash. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRIDGE INTERNATIONAL, INC.
(Registrant)

May 23, 2011	By /s/ G. Richard Smith
G. Richard Smith
President and Chief Executive Officer

May 23, 2011	By /s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by G. Richard Smith, President and Chief Executive Officer .

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Charles B. Mathews, Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by G. Richard Smith, President and Chief Executive Officer and Charles B. Mathews, Chief Financial Officer.

*	Filed herewith.